Form 10-K405
period 1998-03-31
POLYMER SOLUTIONS INC
filed 1998-06-29
CIK 863441

                                      1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from      to      .

                         COMMISSION FILE NUMBER 0-18583


                             POLYMER SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada, U.S.A.                                    88-0360526
   (State or other jurisdiction of                        (I.R.S. Employer
           incorporation)                                 Identification No.)

                         410 - 1055 West Hastings Street
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                            Telephone: (604) 683-3473

                    (Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS:                                            NO. OF SHARES:

Common Shares, par value $0.001                                  5,344,617


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant was $3,632,088 on June 15, 1998 , computed by reference to the closing sale price of the Common Shares on the Vancouver Stock Exchange on such date. The aggregate number of Common Shares outstanding on June 15, 1998 was 5,344,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement prepared for the Company's Annual General Meeting of Shareholders to be held August 6, 1998 are incorporated by reference in Part III. The Exhibit Index is located on page 40.

                             POLYMER SOLUTIONS, INC.
                           Annual Report on Form 10-K
                    For the Fiscal Year Ended March 31, 1998

                                TABLE OF CONTENTS


ITEM                                                                                                PAGE
NUMBER                                                                                             NUMBER
                                                 PART I
  1.       Business...............................................................................   3

  2.       Properties.............................................................................  12

  3.       Legal Proceedings......................................................................  13

  4.       Submission of Matters to a Vote of Security Holders....................................  13

                                                PART II

  5.       Market for Registrant's Common Equity and Related Stockholder Matters..................  14

  6.       Selected Financial Data................................................................  15

  7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operation...................................................................  16

  8.       Financial Statements and Supplementary Data............................................  18

  9.       Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...................................................................  36

                                                PART III

10.        Directors and Executive Officers of the Registrant.....................................  36

11.        Executive Compensation.................................................................  36

12.        Security Ownership of Certain Beneficial Owners and Management.........................  36

13.        Certain Relationships and Related Transactions.........................................  36

                                                PART IV

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  37

SIGNATURES........................................................................................  39

EXHIBIT INDEX.....................................................................................  40


Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

Polymer Solutions, Inc. (the "Registrant" or "PSI") develops and manufactures technology-based, environmentally friendly, proprietary coatings and adhesives for use in a multitude of industries, utilizing polymer chemistry and in-house developed techniques. The primary thrust of the technology is to provide competitively priced products that meet or exceed all proposed governmental clean-air regulations, while delivering performance characteristics equal to or superior to existing products. PSI (a Nevada Corporation) is traded on the OTC Electronic Bulletin Board (PSYU), and is listed on the Vancouver Stock Exchange
(PYM). The Company is headquartered in Chico, California. Products developed to date range from adhesives to various wood coatings (see Item 1.2 Principal Products Manufactured by the Company). Manufacturers and end users of traditional coatings products (virtually all of which are solvent-based), are facing increasing pressure from government agencies and customers to reduce their use of these materials due to environmental (air quality) and worker health concerns (see Item 1.8 Government Regulations and Industry Trends). The Registrant's products provide improved quality while reducing or eliminating solvent content wherever possible.

Worldwide paints and coatings shipments are valued at approximately $50 billion, with U.S. sales of $13 billion. The adhesives and sealants market is valued at $18 billion, with the U.S. generating a third of all sales, or about $6 billion. The OEM segment typically includes the higher value-added products within this diverse industry.

OEM coatings and adhesives products are "performance-driven" products, i.e.: designed to provide a particular combination of performance properties at acceptable costs and application ease. PSI expects the markets for many performance coatings to grow at 15-25% per year in real terms.

Coatings and adhesives products are market driven and traditionally have been designed based on technology or product orientation, but are now designed to satisfy specific requirements and are justified on a value basis. This is evident from recent products developed in response to the following industry needs:

-       The movement toward "greener" products
- A more "systems" approach, including working with suppliers on product development
-       Improved performance and cost/benefit

The most powerful driving force in the global coatings and adhesives industry is environmental protection requirements, which are forcing the reduction or elimination of volatile organic compounds (VOC's). A key continuing need is the further development of value-added systems with reduced VOC levels and hazardous air pollutants (HAP's) emissions. In the long term, water-based, radiation-cured and reactive systems will prove more successful in meeting this need.

The PSI vision is to become the leading environmentally aware, market driven, technology-based, specialty coatings and adhesives company; thereby creating significantly increased shareholder value. PSI will continue to build on its success in high technology water-based coatings, low VOC coatings and low HAP's coatings and adhesives. PSI will further utilize its core competencies of advanced polymer and formulation technology in other growth markets. The Company will aggressively seek acquisitions, expansions and strategic alliances nationally, and eventually internationally.

Molecular architecture and engineering has resulted in the development of interpenetrating polymer networks (IPNs) for coatings and adhesives. There is a general trend towards polymer engineering and combining properties of different chemistries to achieve the best possible combination of cost and performance. PSI has successfully introduced products utilizing its proprietary, advanced polymer formulation technology.

PSI is a technology-based formulator of performance-based coatings and adhesives. These products have demonstrated superior technology and gained significant market share in targeted California markets. This technology offers superior environmental benefits including greatly reduced VOC emissions. Pending legislation at the state and federal levels will likely reduce allowable VOC emissions even further than the current levels allowed. In some jurisdictions (i.e. California) very restrictive legislation is already in place. The Company is well positioned to meet these needs with the best combination of products and services, that satisfy current and proposed legislation without jeopardizing production efficiencies or costs.

An ability to develop unique and better products, to satisfy customer needs is the Company's greatest strength. Its depth of knowledge in polymer technology has enabled it to develop its current line of water-based wood, metal, glass and aggregate coatings and industrial and aerospace adhesives well ahead of the coatings and adhesives industry's biggest, most-established firms. The Company's team of chemists continues to extend the company's lead in new developments in the industry through advanced research.

PSI's formulated coatings and adhesives products are significant intellectual property assets. These proprietary products reflect a technology and expertise that enables the Company to provide products that meet and exceed customer and regulatory expectations, especially where competitors and larger companies have been unsuccessful.

These technology and know-how advantages relate to advanced polymer technology and formulating know-how, for commercial solutions of specific coatings and adhesives problems. In the marketplace this has translated into unique abilities to solve specific problems in water based, UV curable, low VOC coatings, and other high growth coatings and adhesives markets through the rapid development of leading edge products. PSI's lead over other manufacturers is significant, and PSI continues to use these advantages to capture increased market share.

The Registrant conducts all of its product development, manufacturing and marketing/sales through its wholly-owned operating subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), which is based in Chico, California. Additionally, public-company management and regulatory reporting for the Registrant has been the responsibility of its office located at Suite 410, Guinness Tower, 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9. The telephone number is (604) 683-3473 or toll-free 1-800-377-8323. During fiscal year 1999, these activities will be transferred to the new corporate headquarters in Chico, California.

The Registrant holds its investment in AMT USA through two British Columbia-resident holding companies, AMT Environmental Products Inc. ("AMT") and PSI Acquisitions Corp. PSI is a Nevada corporation incorporated in July 1996. By a reorganization completed February 26, 1997, PSI acquired all 11,752,907 common shares of the issued share capital of AMT in consideration for the issue of 3,762,505 common shares of PSI and 155,130 preferred shares of PSI's 99.9% owned subsidiary, PSI Acquisitions Corp. ("PAC"), a British Columbia corporation.

The purpose of the reorganization was to consolidate the issued share capital on a 1:3 basis and to redomicile the publicly-listed parent company from British Columbia, Canada to the United States. PSI and PAC were organized by AMT for purposes of the reorganization and had no businesses or operations of their own prior thereto. Shareholders approved the reorganization at a Special Meeting held on November 12, 1996.

The Registrant and its subsidiaries, PAC, AMT and AMT USA are herein referred to together as the "Company".

1.1 Business Developments during Fiscal 1998

Fiscal 1998 sales revenues totaled $7,328,947, a 47% increase over 1997. The increase was due to the continued growth in the number of customers converting to the Company's wood coating products, to continued market acceptance of the Company's new water-based mill work primer products, to increases in sales of the traditional, well-accepted higher-VOC (volatile organic compounds) wood coatings, and to increases in sales of the Company's other products. The Company commenced production of its own wood coatings in its new facility during the fiscal year ended March 31, 1998. Once the disruption from the physical move has subsided, this consolidation into one manufacturing facility should improve gross margins due to the elimination of the use of subcontract manufacturers and due to the efficiencies from having fewer raw materials and finished goods inventory locations.

The Company's inability to attract significant equity investment from U.S. capital markets during the last two fiscal years has limited the resources available to take advantage of new geographic markets and new product applications. As stated above, the Company has sustained significant sales growth through the use of other sources of funding. However, with the completion of the reorganization (see Item 1. General), the Company has become a domestic U.S. issuer and is therefore more attractive to U.S. investors.

1.2  Principal Products Manufactured by the Company

The Company manufactures its products via its own manufacturing plant located in Chico, CA. The processes primarily utilize bulk (batch) mixing equipment.

                  1.2.1  Wood Coatings

The Company has developed a line of water-based products, WaterMaster(TM), and non-traditional environmentally compliant solvent based products, for use by commercial furniture and cabinet manufacturers who traditionally have used non-compliant solvent-based coatings to protect and finish their products. Traditional solvent-based coatings contain large amounts of toxic solvents and therefore have high Volatile Organic Compound ("VOC") content.

VOC emissions from stationary and mobile sources contribute to the formation of smog in the atmosphere. VOC's react photochemically with oxides of nitrogen to form ozone. Ozone is a strong oxidizer that irritates human tissue and damages plant life. VOC's can also react in the atmosphere to form compounds with low volatility which contribute to PM10 (particulate matter less than 10 microns in size), another pollutant which affects human health and limits visibility. Ozone depleting emissions of VOC's also contribute to degradation of the upper atmospheric ozone layer which increases the ground-level intensity of ultraviolet light, leading to increased occurrences of skin cancer in humans. Further, because of their flammable nature, solvent-based coatings pose a significant fire hazard during their use and storage.

Traditional solvent-based coatings, despite their high VOC content, have been the accepted standard within the wood furnishings industry for decades. Water-based coatings offer a higher solid content, with the water, rather than solvents, acting as the carrier for these solids. AMT's non-traditional solvent based coating and waterbased materials means that less material evaporates during spray or brush-on applications, and the materials that do evaporate are much less hazardous.

The Company's wood coatings satisfy forthcoming amendments and enforcement dates for rules restricting the use of VOC-based materials (See Item 1.8 Government Regulations). Further, the Company's products meet these requirements while maintaining important quality standards demanded by wood coatings users. The Company's line of water-based and low-VOC wood coatings products includes:

Stains which act as a first coat, giving the wood its color. These can range from a mild or clear tint used to maintain the wood's natural color, to an almost opaque or solid coating which covers all but the wood's grain tones.

Sealers which seal the previous coating and make the wood surface impervious to other materials. After sanding, the surface is ready for finishing.

Top coats which have a mar and soil resistance and give the finish a glossy appearance. Whether this is a high or low gloss is a matter of the manufacturer's preference and is not a result of the thickness or number of coats applied.

Mill work primer which is applied by manufacturers of interior doors, windows, moldings and other products, allowing the consumer to finish the purchased item as they desire.

Most woodfurnishings manufacturers operate using a three-step spray system involving the above first three types of coatings. However, some do employ a one-step stain and finish while others use special finishes (further coats) on certain furnishings. Some examples of the special finishes offered by the Company include wash coats, glazes, toners and crackle finishes. The Company's water-based and low-VOC products can be used collectively in a three-part system and can also be readily used in hybrid systems (i.e. where a solvent-based stain is used with a water-based sealer or top coat) for those customers not ready to change completely from traditional solvent-based to water-based systems.

In summary, the benefits of using water-based and non-traditional solvent based wood coatings include:

1. Significantly reduced VOC emissions since the evaporation of water or non-photochemically reactive solvents during drying causes no environmental damage. As a result, this will (i) facilitate regulatory compliance with existing or pending environmental law; and (ii) facilitate increased production if the manufacturer is currently constrained by their VOC emission permit levels;

2. Significantly decreased health risks to employees who are currently exposed to toxic fumes from traditional solvent-based finishing products;

3. Reduced fire hazard potential inherent with solvent-based products, i.e. cleaner/safer workplace, since solvent-based coatings usually support spontaneous combustion;

4.      Decreased disposal costs for items such as rags and workwear;

5. Potentially reduced insurance premiums due to reduced fire and health risks;

6. Increased yield per gallon of coating due to higher solid content of material, resulting in a lower net finishing cost; and

7. Recognized by AMT USA's customers as being more durable and offering better clarity.

Furniture and cabinet manufacturers have historically experienced production problems switching to water-based from solvent-based wood coatings. These problems have been either eliminated or significantly reduced with the Company's coatings, as follows:

1. Swelling of the wood and grain raise - This problem has been minimized or eliminated in most of the Company's formulations.

2. Drying time - Historically, water-based products have reduced productivity due to increased drying times. Drying times for the Company's water-based coatings has been reduced in many instances to a period comparable to solvent-based coatings, despite the lack of sophisticated dryers in many of the clients' shops.

3. Humidity - This is particularly a challenge to furniture manufacturers who operate in climates with high variability. The Company's products have been successfully used by customers operating in the desert climate of central and southern California, to the mild climate of south-west British Columbia, again without sophisticated dryer systems.

4. Repairability - This is important in respect to quality control on the production line and damage during transportation. The Company's products lend themselves to easy repair with common, traditional solvent or water-based repair materials. Further, it has been determined that water-based coatings are more durable and resistant to scratches and marks than solvent-based coatings.

5. Price is higher - Most water-based products carry a 15-30% price premium compared to solvent-based coatings. These price increases are reduced or negated by the increases in production/spray yield due to a higher solid content in the coatings. Many of the Company's customers have experienced a net cost- savings in finishing.

                  1.2.2  Adhesives

The Company's initial sales revenues were received from its adhesive and fabric backing products in Fiscal 1990. In particular, the aerospace market was a niche market the Company benefited from as aircraft manufacturers and suppliers responded to the August 1991 implementation of lower heat release and smoke generation regulations promulgated by the Federal Aviation Administration. In fact, the Company continues to receive revenue from these products today despite the arrival of competitive products some 18 to 24 months after the Company's first entrance to this marketplace.

The Company's fabric backing and aerospace adhesives are used to coat the back of carpeting or fabric used on the sidewalls and vertical surfaces in commercial aircraft.

The Company's line of commercial adhesives also consists of contact adhesives that are water-based and were developed to replace the toxic, solvent-based adhesives presently used in most industrial applications. These adhesives are used to bond high pressure laminate to wood or wood product substrates, fabric to ceilings of motor homes, and several other applications. Traditional contact adhesives are solvent-based and contain a high level of VOC's, typically 75-85% by weight. Manufacturers using these conventional adhesives are facing the same environmental and worker-health pressures as wood coatings users to change to lower-VOC or water-based materials.

                  1.2.3 Other Products

Other products currently comprise wood coatings application equipment and custom coatings applied to glass, concrete and metal. The equipment sales which take place are typically low-margin, cost-based sales used to establish long-term relationships with wood coatings users. Currently, custom coatings, such as high-heat metal paint applicable to fireplaces and chimneys, are developed on a customer-request basis only.

1.3  Principal Markets and Competition

1.3.1  Wood Coatings

Currently, AMT USA has focused its technical and sales efforts in the Western region markets, composed of manufacturers of office and household furniture, cabinets and, to a lesser extent, manufacturers of recreational and building products. Potential secondary markets include resellers such as paint product distributors, contractors and decorators.

AMT USA's major competitors include AKZO Nobel, The Sherwin-Williams Company and Guardsman/Lilly Industries.

AMT USA's line of WaterMaster(TM) waterborne finishes have now been available for approximately five years. As new regulations governing VOC emissions are enforced, or as their enactment deadline approaches, users in California are becoming more receptive to waterborne products such as those of AMT USA. It appears that AMT USA's finishes are among the few waterborne products in the marketplace which meet users' requirements such as the criteria of the National Kitchen Cabinet Manufacturers Association. Therefore, interest in and acceptance of AMT USA's products is increasing significantly.

There has been resistance to change among long time users of high-VOC solvent-based coatings. Their concerns are similar to almost every industry that has been doing things in a given way for a long time. They have a reluctance to try something new when what they have works well for their purposes, even if what they now use provokes environmental, health or safety concerns. Also, numerous sub-standard and relatively poorly performing water-based products have been presented to the market during the past decade by other manufacturers. The negative environmental and health aspects of traditional solvent-based products have not been enough of an influence to provoke users to change to water based systems. Some additional incentive is required. This incentive is now being provided in California (see Item 1.8 Government Regulations) and is being considered in other North American jurisdictions.

Many companies have been attempting to develop water-based coatings as regulations restricting the use of VOC's have become more prevalent and water-based coatings are recognized as the best alternative to competitive low-VOC products which are reactive, two component (or "two-step") systems based on urethanes and epoxies, or hybrids of the two. These types of systems, commonly referred to as "high solids" are still, in essence, solvent-based and not truly waterborne. They have been used successfully in Scandinavian countries and in limited production in the United States. However they are complex to use and comparatively more expensive to the Company's products in respect to both material cost and equipment conversion costs.

Many of the companies competing with AMT USA in California have now developed satisfactory top coats, competitive to those offered by AMT USA. However, to the Company's knowledge, none of these competitors have developed an effective, full three-coat system which is water-based. Their sales approach is to offer hybrid systems which eliminate only a portion of the solvent-based coatings in use (i.e. they offer no water-based stains, sealers or special finishes).

The wood coatings market is just one segment of the multi-billion dollar paint/coatings industry. This industry can be characterized as changing rather than growing, as more research and development effort is spent on water-based coatings, high-solid liquid finishes, 100% solids powder and radiation curable materials for a variety of end uses including machinery, aluminum products and wood furnishings.

The competitive nature of the paint industry results in continual acquisitions and consolidations. Business Trend Analysts, Inc, reports (1992) that the total number of U.S. companies within the industry has decreased from 1,285 in 1977 to 1,170 in 1982 to 1,123 in 1987, to 1,065 in 1992 and further to an estimated 1,030 companies today. The ten largest producers have over 50% of the U.S. market for coatings. There are several companies, such as PPG Industries, DuPont and BASF, with national sales but the paint industry remains a highly regional business.

1.3.2 Adhesives

1.3.3 The aerospace fabric backing and adhesives market is small (estimated by the Company to be (US) $400-700,000), but it returns high margins. AMT USA captured the majority of this market within two years of initial product development and continues to hold a strong position in this market. This market has no likelihood of becoming significantly larger and does not hold sufficient growth potential for the

Company. However, it is a good source of high-margin product sales and will continue to be serviced directly from the Chico manufacturing facility.

Purchasers of fabric backing and aerospace adhesives include:

        Decorative fabric manufacturers
        Other aircraft application fabric manufacturers
McDonnell Douglas Aircraft Company
        The Boeing Company
        Airbus
        Short Brothers
        Any other manufacturer of aircraft that must satisfy FAA regulations. Aircraft refurbishing companies, including the major airlines themselves.

Sales to the major aircraft manufacturers require satisfaction of technical specifications set by those companies and inclusion on their accepted products list. AMT USA's products are so listed.

Industrial contact adhesives were initially developed at the request of Fleetwood Manufacturing, a major motor home manufacturer. Sales to Fleetwood have continued for a number of years. Interest in these adhesives and derivatives of them have recently increased. More widespread use in motor homes plus applications in other industries such as boat, furniture and kitchen counter manufacturing all continue to be potential markets for the Company's contact adhesive products.

AMT USA's industrial adhesives participate in a (US) $449 million marketplace (Business Trend Analysts, Inc., 1992) that has not yet been subjected to regulations restricting the use of toxic or high VOC materials. Some of the Company's adhesives have been in use for five years and have proven themselves in the marketplace. As high performance products that do not have the toxic and VOC emission properties of currently widely-used alternatives, these adhesives could represent a major income base for the company. Penetration of this market has been deferred in favor of the Company's wood coatings market opportunity.

1.4 Marketing and Distribution

The Company has undertaken its own marketing and sales efforts by hiring experienced coatings salespersons from competitors such as Lilly and Sherwin Williams. These salespeople have already established themselves with end users (furniture manufacturers) in the California wood coatings marketplace. Their relationships lend credibility to the Company's products as AMT USA attempts to defeat the apprehensions about converting to water-based materials.

As other markets in North America progress towards lower VOC coatings the Company will evaluate the most cost-effective strategy to be employed, i.e. utilizing distribution, licensing or in-house sales representatives for the specific region. Considering the infancy of the Company's products, the latter method was effectively the only course of direction available to take in California and the Pacific Northwest. As sales opportunities arise in neighboring states, and as the Company rolls out the conversion of all federal prison sites across the United States to water-based products, alternative strategies, perhaps including acquisitions, may be employed.

To date, sales of adhesive products have often been a result of clients approaching the Company for product solutions. Minor sales efforts have also been made through the Company's wood coatings sales representatives, who may have a customer with a need for low VOC adhesives as well as wood coatings in order to lower troublesome emission levels (to permitted levels).

Until such time as the Company has the resources to support a concerted adhesives marketing program, increased sales of industrial contact adhesives will primarily be pursued in two ways:

        - A current and long time customer, Fleetwood Mobile Homes, is the largest motor home manufacturer in the USA. Only a few of Fleetwood's manufacturing plants are using AMT USA's adhesives and, even then, only to a limited extent. Expanded contact with additional plants and demonstrations with existing users will be done to expand sales.

        - AMT USA's existing staff of wood coatings sales people now have customers who also use adhesives. Existing sales staff will present the adhesives to these and other commercial customers in California.


1.5 Sales Breakdown by Major Categories of Activity

                                                                                         Other
        For the Fiscal Year Ended                Wood                                   Coatings             Total
        March 31                               Coatings            Adhesives           and Misc.             Sales
        1998                                  $6,640,785          $  142,459          $  545,703          $7,328,947

        1997                                   4,325,930             248,587             421,458           4,995,975

        1996                                   2,989,015             198,527             210,771           3,398,313

        1995                                   2,175,861             170,461             168,639           2,514,961

        1994                                     531,747             169,366             127,894             829,007

        1993                                      89,444             161,460              38,633             289,537

1.6  Raw Materials

AMT USA's raw materials are widely available from a number of sources; thus the Company is not dependant upon any one supplier. AMT USA carries on a program of continual evaluation of new or improved raw materials in order to ensure that the Company is aware of any new technology or raw material offering, improved performance or a more cost effective way of making its products.

1.7  Seasonally of the U.S. Furniture Industry

Furniture manufacturers traditionally produce most of their furniture during the period from May to October, immediately following the Spring furniture buyers' shows in North Carolina and California. This results in seasonally higher wood coatings sales of the Company during the May to October period.

1.8  Government Regulations

In 1970 the U.S. Federal Government created the Environmental Protection Agency ("EPA"). The EPA was formed from the combination of existing government agencies including the Departments of Interior, Health, Education and Welfare and Public Welfare. The EPA administers some fourteen different statues, each of which mandates some form of pollution control and abatement. Two of the key statutes that affect the coatings and adhesive industries are the 1990 Clean Air Act and the Toxic Substance Control Act.

The above-mentioned legislation applies on a U.S. national level resulting in the establishment of National Ambient Air Quality Standards ("NAAQS"), which in turn produced ceilings for VOC emissions. A region not complying with the NAAQS is classified as a Non-Attainment Area and is required to develop rules that limit emissions.

A state which contains a Non-Attainment Area receives the Control Technology Guidelines issued by the EPA and must submit a State Implementation Plan ("SIP"), for approval by the EPA, which outlines the state's plan to meet NAAQS emission standards. The EPA has the authority to withhold federal transfer payments for state highway construction if the emission standards are not met.

There are 51 regions in the United States which have been classified as Non-Attainment Areas, the most significant of which is the Los Angeles Basin in California. The Los Angeles Basin is a major manufacturing, industrial and population center which, in combination with its topographic and atmospheric characteristics, produces an inversion layer conducive to retaining pollutants (i.e. "smog"). The South Coast Air Quality Management District ("SCAQMD") was created by the California State Legislature in 1977 with a mandate to restrict the emissions of photochemically-reactive, smog-producing chemicals and solvents. These chemicals and solvents often contain Volatile Organic Compounds (known as "VOC's").

Rule 1136 was adopted in 1983 by the SCAQMD to regulate users of wood coatings containing VOC's. The Rule describes specific grams per liter and pounds per gallon limits for each type of coating: top coats, stains(undercoats) and sealers. These limits were to have decreased over a six year period from July 1, 1990 to July 1, 1996. Effective June 14, 1996, the Board of the SCAQMD resolved to amend the timing of the implementation of reductions in allowable levels of VOC's in top coats from July 1, 1996 to July 31, 1997, in favor of an incentive program to reward furniture and cabinet manufacturers who make the switch to compliant coatings in advance of the new date. Similar limits pertaining to sealers (undercoats) and stains will also become effective July 31, 2005.

Rule 1401 was adopted during 1990 by the SCAQMD and lists six solvents typically used in wood finishes as carcinogenic air contaminants. As such, the use of these six substances is permitted only on a case-by-case basis. This restricts the end user's ability to expand production using traditional solvent-based coatings.

1.9  Research and Development

The Company's current research and development activities include product refinement and color development, analyzing and testing of new and competitive products, and identification of new applications.

The Company expenses research and development costs as they are incurred. During the fiscal year ended March 31, 1998, the Company incurred research and development costs of $332,066 (1997 - $428,682 ; 1996 - $443,592).

1.10  Product Protection

The Company develops and manufactures products of a proprietary nature, as Management believes that the Company's future growth and profitability will be closely linked to its research and development capabilities. The Company therefore strictly maintains policies and procedures including, but not limited to; strict internal confidentiality, patent protection (where appropriate) and binding non-disclosure agreements. During the course of customer testing and where total non-disclosure is not practicable, secrecy agreements are used for further protection. AMT USA has one registered trademark WaterMaster(TM), related to its water-based wood coating products.

Management

At the end of fiscal 1998,the Company's Board of Directors made strategic organizational changes and key senior management additions to the Company in order to provide an infrastructure of experienced management professionals dedicated to maximizing shareholder value. Their tasks include strengthening controls and achieving profitability with the present Company base, along with growing the Company externally through joint ventures, acquisitions, product licenses, new product development, synergistic strategic alliances and other opportunities that could result in a meaningful increase in shareholder value.

Chairman of the Board  -  Gordon Ellis

Mr. Ellis is a Professional Engineer and Economist with a Master in Business Administration in finance. He has over 21 years experience in development, finance and management of diversified companies and projects.


CEO & President - E. Laughlin Flanagan

Mr. Flanagan is a senior management executive with over 20 years of broad technology company experience, from start-up to Fortune 500 subsidiary to $250 million publicly traded company. His background includes CFO, COO and CEO positions at several leading-edge firms including National Micronetics, Inc. and ITT Corporation. His experience encompasses the acquisition of capital and financing, and the expansion of firms through internal growth, strategic alliances and acquisitions.

CEO & President, AMT USA -  William A. Maligie

Mr. Maligie has a Bachelor of Science, Polymer Technology from California State University, Chico, California and a Masters in Business Administration from the University of Texas, Dallas. Prior to joining the Company in 1989, he managed product development, marketing and sales for Texas Instruments and the Dynachem Division of Morton Thiokol.

Chief Financial Officer - James B. Sanders

Mr. Sanders has a Bachelor of Science, engineering/mathematics from the University of Tennessee and a Masters in Business Administration in management/finance from Memphis State University. He brings over 18 years of corporate financial management experience, including an ITT subsidiary and Lynch Communication Systems, Inc., a publicly traded company which grew from $12 million to over $100 million in revenues, with corresponding improvement in profitability, during Mr. Sanders' tenure.

Secretary - William Walls

Mr. Walls has been with the Company for over six years. He spent the previous seven years as a financial and securities consultant to a number of mining and venture capital projects.

1.12  Personnel

As of June 9, 1998, the Company has 32 full-time employees. The Company and its subsidiaries also contract a small number of temporary employees and contractors to provide administration or marketing services on specific, short-term projects.


ITEM 2. PROPERTIES

Chico, CA - New Manufacturing and Administration Facility

AMT USA has recently relocated to a new leased state-of-the-art manufacturing and administrative facility in Chico, California. The facility as presently configured approximates 50,000 square feet. This new facility brings the capacity of the Company to approximately $30 million of revenue per year, with adequate room to expand at this location. This facility houses operations, materials management, research, finance and administrative functions. The lease requires monthly payments of $17,145 to $20,307 during the ten year term.

The Company also owns a 20,000 square foot facility in Chico, California, which formerly housed the manufacturing, laboratory and administration functions of the Company. Negotiations are currently underway relative to the sale of this facility.

Los Angeles, CA - Sales & Technical Service Facility

AMT USA has leased an office and warehouse unit of approximately 5,300 square feet in South El Monte, California, which is located within the County of Los Angeles. The facility has easy access to interstate highways.

This facility serves as a warehouse, regional sales office and laboratory for minor color matching/shading as required by wood coating customers. This facility has improved the Company's turn-around time in development of samples for test runs on customers' equipment. The lease has a term which expires August 31, 2001, with an option held by AMT USA to continue for an additional five year term at prevailing rental rates. Monthly lease payments of approximately $3,450 are required.

Vancouver, Canada - Registrant's Office

The Registrant shares 2,700 square feet of office space with related companies at Suite 410 - 1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9. The terms of the rental agreement call for total monthly payments of Cdn$3,000, which includes the use of office equipment and furniture. (See Part III, Item 13 "Certain Relationships and Related Transactions").

ITEM 3. LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on the OTC Bulletin Board under the trading symbol PYSU, and on the Vancouver Stock Exchange ("VSE") under the trading symbol PYM. The trading volumes of the Company's shares on the OTC Bulletin Board have been very small. The VSE is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending March 31, 1998, 1997 and 1996, adjusted to a post-reorganization basis (i.e. 1 new share for 3 old shares; completed February 26, 1997).

Canadian Dollars:


                              FISCAL 1998                   FISCAL 1997                  FISCAL 1996

                          HIGH           LOW           HIGH            LOW           HIGH            LOW
                        --------       -------       --------       --------       --------       --------
First quarter           $   1.00       $   .70       $   3.57       $   2.13       $   5.97       $   3.21

Second quarter              1.12           .70           3.15           2.13           5.70           3.45

Third quarter               1.25           .71           2.97           1.80           4.35           2.55

Fourth quarter              1.00           .70           2.00           1.00           3.81           2.70

SHAREHOLDERS

The Company has 455 shareholders of record as at June 17, 1998. The articles and by-laws of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

DIVIDENDS

The Company has not paid any dividends to its common shareholders since inception. The decision to pay dividends and the amount thereof is at the discretion of the Board of Directors of the Company and will be governed by such factors as earnings, capital requirements and the operating and financial condition of the Company. Upon achieving profitability, the Company intends to retain its earnings to finance growth of its business and, thus, does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company's consolidated operating results and financial position. This data has been derived from the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. THE FOLLOWING SELECTED FINANCIAL DATA IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONJUNCTION WITH, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO (PART II, ITEM 8 FINANCIAL STATEMENTS), AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS (PART II, ITEM 7) INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

                                                                 Year ended March 31
                                      1998              1997             1996            1995             1994
Sales revenue                      $ 7,328,947      $ 4,995,975      $ 3,398,313      $ 2,514,961      $   829,007
Cost of goods sold                  (5,904,797)      (3,768,510)      (2,602,423)      (1,844,067)        (631,159)
                                   -----------      -----------      -----------      -----------      -----------
                                     1,424,150        1,227,465          795,890          670,894          197,848

Corp./Admin. expenses               (2,104,858)      (2,049,312)      (1,982,965)      (1,462,186)      (1,020,600)

Loss from operations                  (680,708)        (821,847)      (1,187,075)        (791,292)        (822,752)
Interest expense (net)                (189,382)         (96,335)         (81,611)         (11,822)              --
Other items                                 --         (185,449)              --               --               --

Loss for the year                     (870,090)      (1,103,631)      (1,268,686)        (803,114)        (822,752)
Loss per share                           (0.21)           (0.31)           (0.40)           (0.32)           (0.54)
Dividends per share                         --               --               --               --               --
Working capital                       (378,675)        (306,737)         561,892          364,308          380,971
Total assets                         3,271,130        2,368,291        2,220,570        1,276,183          986,974
Long term debt/loans                   594,539          342,652           86,623          104,585            4,640
Shareholders' equity (deficit)        (206,837)        (439,146)         651,075          623,221          649,609

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS

Sales revenues for the fiscal year ended March 31, 1998 were $7,328,947, an increase of 47% over the fiscal 1997 total of $4,995,975, which was an increase of 47% over the fiscal 1996 total of $3,398,313. The increases in both fiscal 1998 and 1997 were due to the continued growth in the number of customers converting to the Company's wood coating products, to continued market acceptance of the Company's new water-based mill work primer products, to increases in sales of the traditional, well-accepted higher-VOC (volatile organic compounds) wood coatings, and to increases in sales of the Company's other products.

Gross profit for the fiscal year ended March 31, 1998 increased to $1,424,150 from $1,227,465 for fiscal 1997. This increase in gross profit was due to the aforementioned sales increase, offset to some extent by several factors. First, a $246,925 reserve for excess and obsolete inventory was established in accordance with prudently conservative inventory management practices being implemented by the Company. Second, a $96,063 non-recurring product warranty expense was incurred. Third, $292,571 was expended for production contract labor, primarily in solvent based coatings. This contract labor expense will be reduced dramatically as a result of bringing all manufacturing in house with the consolidation, in June, 1998, of the Company's activities into the new facility in Chico, California. In fiscal 1997, the gross profit increase of $431,575 over fiscal 1996 was due to increased sales and to economies of scale achieved in labor costs and overheads, and the fact that new sales revenues were primarily derived from the water-based mill work primer product that is produced in-house.

Marketing and sales expenses for the fiscal year ended March 31, 1998 totaled $864,739, an increase of 10% from the fiscal 1997 total of $784,158. The increase was due primarily to rising commissions expense due to the increase in sales volume.

Marketing and sales expenses in fiscal 1997 represent a 6% decrease from 1996 due to incremental marketing expenditures and sales efforts incurred during fiscal 1997 in anticipation of South Coast Air Quality Management District ("SCAQMD") Rule 1136, originally scheduled to be implemented in September 1995. After deferral of the implementation date, the Company reduced marketing expenditures in southern California.

General and administrative expenses were $908,053 for the year ended March 31, 1998, versus $836,472 in fiscal 1997 and $706,848 in fiscal 1996. The increase in fiscal 1998 was due primarily to the costs associated with bringing aboard a new CEO/President for the Company. The increase in fiscal 1997 reflected increased costs for financial and industry consultants retained by the Company, offset by lower insurance and management fee expenditures. In spite of the aforementioned items, the Company has been able to support two successive years of 47% increases in sales with significantly less than ratable increases in general and administrative expenses.

Research and development expenses were $332,066 for the year ended March 31, 1998, versus $428,682 in fiscal 1997 and $443,592 in fiscal 1996.The 23%
decrease in fiscal 1998 was due primarily to a reallocation of personnel to customer services, combined with a greater focus on expanding the customer base with existing products. The 3% decrease in fiscal 1997 was not due to any one factor, other than a slight decrease in labor applied to developing new products in comparison to the prior year.

Interest expense totaled $189,382 for the fiscal year ended March 31, 1998, compared to $96,335 in fiscal 1997 and $81,611 in fiscal 1996. The increases in fiscal 1998 and 1997 were due to the increased use of the Company's operating line of credit obtained in the beginning of fiscal 1996, and the addition of capital lease obligations in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $1,177 in Cash compared to $2,538 at the end of fiscal 1997. Cash flow used in operating activities totaled $850,261 in fiscal 1998 versus $704,225 in fiscal 1997 and $1,562,799 in fiscal 1996. These requirements were financed primarily from Private Placements of $680,120, the issuance of a convertible note, borrowing on the Company's line of credit and the settlement of debt reached by five creditors, including three related party, in consideration for common shares of the Company.

The Company expects to complete equity financing of at least $500,000 during the first quarter (ended June 30) of fiscal 1999. The Company's reliance upon equity issues will continue until sales revenues have reached a level where positive cash flow is generated from operations.

The Company has a working capital deficiency of $378,675 at March 31, 1998, versus $306,737 at the end of fiscal 1997. The current ratio at March 31, 1998 was 0.9, equal to the fiscal 1997 year-end ratio. Increases in payables, use of the operating line of credit and increases in current capital lease obligations were the primary reasons for the continuous working capital position and current ratio. The increase in inventories at March 31, 1998 in comparison to March 31, 1997 is related to the increased sales volume.

Capital additions during the year ended March 31, 1998 consisted of $72,610 in purchases of fixed assets along with $488,992 of equipment acquired under capital leases, for a total of $561,602. This compares to a total of $159,137 in fiscal 1997 and $346,008 in fiscal 1996. The investment in fiscal 1998 was associated with the new plant.

For fiscal 1997 the majority of the investment was to purchase mixing equipment to be utilized at the new plant facility and to purchase the inventory tracking software.

OUTLOOK

At the end of fiscal 1998, the Company's Board of Directors made strategic organizational changes and key senior management additions to the Company in order to provide an infrastructure of experienced management professionals dedicated to maximizing shareholder value. Their tasks include strengthening controls and achieving profitability with the present Company base, along with growing the Company externally through joint ventures, acquisitions, product licenses, new product development, synergistic strategic alliances and any other opportunities that could result in a meaningful increase in shareholder value.

Note to Readers

Certain statements identified as "forward-looking statements" in this Annual Report on Form 10-K are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The company's ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company's business beyond the Company's control.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX



Report of Independent Accountants                                          Page 20

Consolidated Financial Statements:

        Consolidated Balance Sheets                                        Page 21


        Consolidated Statements of Operations                              Page 22


        Consolidated Statements of Cash Flows                              Page 23


        Consolidated Statements of Shareholders' (Deficiency) Equity       Page 24


Notes to Consolidated Financial Statements                                 Page 25

POLYMER SOLUTIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997

To the Board of Directors and
Shareholders of Polymer Solutions, Inc.
Page 20


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Polymer Solutions, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' (deficiency) equity and of cash flows present fairly, in all material respects, the financial position of Polymer Solutions, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Price Waterhouse LLP
Price Waterhouse LLP
Sacramento, California
May 15, 1998

POLYMER SOLUTIONS, INC.


CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
--------------------------------------------------------------------------------



                                                                           March 31,
                                                                     1998              1997
                                             ASSETS

Current assets:
  Cash                                                            $     1,177      $     2,538
  Accounts receivable, net                                            976,201          694,932
  Inventories                                                       1,267,751        1,093,193
  Prepaid expenses                                                     33,841           19,559
                                                                  -----------      -----------
                                                                    2,278,970        1,810,222

Fixed assets, net                                                     982,774          547,664

Other assets                                                            9,386           10,405
                                                                  -----------      -----------
                                                                  $ 3,271,130      $ 2,368,291
                                                                  ===========      ===========


                       LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                                $ 1,356,162      $   879,562
  Salaries payable                                                    262,035          256,750
  Professional fees payable                                            70,681          177,620
  Operating line of credit                                            879,967          783,771
  Current portion of capital lease obligations                         67,738               --
  Current portion of mortgage payable                                  21,062           19,256
                                                                  -----------      -----------
                                                                    2,657,645        2,116,959

Long-term liabilities:
  Capital lease obligations                                           402,456               --
  Due to related parties                                               88,895          290,402
  Convertible note payable                                             72,000               --
  Mortgage payable                                                     31,188           52,250
                                                                  -----------      -----------
                                                                    3,252,184        2,459,611
                                                                  -----------      -----------
  Minority interest                                                   225,783          347,826
                                                                  -----------      -----------

Commitments and contingencies (Note 9)

Shareholders' (deficiency) equity:

Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  1998 - 5,344,617 shares and 1997 - 3,762,505 shares                   5,345            3,763

Additional paid-in capital                                          9,775,173        8,674,356

Accumulated deficit                                                (9,987,355)      (9,117,265)
                                                                  -----------      -----------
                                                                     (206,837)        (439,146)
                                                                  -----------      -----------
                                                                  $ 3,271,130      $ 2,368,291
                                                                  ===========      ===========



  The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
--------------------------------------------------------------------------------



                                                          YEARS ENDED MARCH 31,
                                                  1998             1997            1996
Sales revenue                                 $ 7,328,947      $ 4,995,975      $ 3,398,313

Costs of goods sold                            (5,904,797)      (3,768,510)      (2,602,423)
                                              -----------      -----------      -----------
                                                1,424,150        1,227,465          795,890
                                              -----------      -----------      -----------

Corporate and administrative expenses:
  Marketing and sales                             864,739          784,158          832,525
  General and administrative                      908,053          836,472          706,848
  Research and development                        332,066          428,682          443,592
                                              -----------      -----------      -----------
                                                2,104,858        2,049,312        1,982,965
                                              -----------      -----------      -----------

Loss from operations                             (680,708)        (821,847)      (1,187,075)

Interest expense                                 (189,382)         (96,335)         (81,611)
Reorganization costs                                   --         (185,449)              --
                                              -----------      -----------      -----------
Loss before provision for income taxes           (870,090)      (1,103,631)      (1,268,686)
Provision for income taxes                             --               --               --
                                              -----------      -----------      -----------
Net loss                                      $  (870,090)     $(1,103,631)     $(1,268,686)
                                              ===========      ===========      ===========

Basic and diluted net loss per share          $      (.21)     $      (.31)     $      (.40)
                                              ===========      ===========      ===========

Weighted average basic and diluted number
 of shares outstanding                          4,182,591        3,561,118        3,189,649
                                              ===========      ===========      ===========






  The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                                       Years ended March 31,
                                                               1998             1997            1996
                                                           -----------      -----------      -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                 $  (870,090)     $(1,103,631)     $(1,268,686)
  Adjustments to reconcile net loss to net cash used
   in operating activities
    Depreciation and amortization                              111,157           83,581           87,295
    Writedown of other assets                                       --           21,229               --
    Loss on disposals of fixed assets                            2,816           19,890               --
    Accounts receivable                                       (281,269)          63,342         (390,249)
    Inventories                                               (174,558)        (356,543)        (325,740)
    Prepaid expenses and other assets                          (13,263)          50,297           33,510
    Accounts payable                                           476,600          308,970          198,627
    Salaries payable                                             5,285           75,782           77,988
    Professional fees payable                                 (106,939)         132,858           24,456
                                                           -----------      -----------      -----------

Net cash used in operating activities                         (850,261)        (704,225)      (1,562,799)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of fixed assets                                     (72,610)        (159,137)        (346,008)
  Proceeds from disposals of fixed assets                       12,519               --           10,118
                                                           -----------      -----------      -----------
Net cash used in investing activities                          (60,091)        (159,137)        (335,890)
                                                           -----------      -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of stock                              680,120           13,410        1,644,366
  Proceeds from issuance of convertible debt                    72,000               --               --
  Proceeds from (payments on) due to related
   parties, net                                                 98,729          267,980          (10,163)
  Proceeds from (payments on) mortgage payable                 (19,256)         (17,605)          89,111
  Borrowings on operating line of credit, net                   96,196          469,957          188,688
  Payment of capital lease obligations                         (18,798)              --               --
                                                           -----------      -----------      -----------
Net cash provided by operating activities                      908,991          733,742        1,912,002
                                                           -----------      -----------      -----------

Increase (decrease) in cash                                     (1,361)        (129,620)          13,313
Cash, beginning of year                                          2,538          132,158          118,845
                                                           -----------      -----------      -----------
Cash, end of year                                          $     1,177      $     2,538      $   132,158
                                                           ===========      ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Conversion of related party debt for common stock          $   300,236
                                                           ===========

Minority interest shareholder exchange of shares           $   122,043
                                                           ===========

Acquisition of equipment under capital leases              $   488,992
                                                           ===========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
(U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                                         YEARS ENDED MARCH 31,
                                                    1998                         1997                         1996
                                            COMMON                        COMMON                       COMMON
                                            SHARES        AMOUNT          SHARES       AMOUNT          SHARES      AMOUNT
                                           ---------   -----------      ---------   -----------      ---------   -----------
COMMON STOCK:
  Balance, Beginning of year               3,762,505   $     3,763      3,755,943   $     3,756      2,997,489   $     2,997

  Shares issued, pursuant to -
    Private placement                        960,500           961             --            --             --            --
    Exercise of warrants                          --            --          6,562             7        747,121           748
    Exercise of stock options                     --            --             --            --         11,333            11
    Cancellation of debt                     424,324           424             --            --             --            --
    Acquisition of limited partnership       142,857           143             --            --             --            --
    Minority interest shareholder
     exchange of shares                       54,431            54             --            --             --            --
                                           ---------   -----------      ---------   -----------      ---------   -----------

  Balance, end of year                     5,344,617         5,345      3,762,505         3,763      3,755,943         3,756
                                           ---------   -----------      ---------   -----------      ---------   -----------

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                      --     8,674,356             --     8,660,953             --     7,017,346
  Shares issued, pursuant to -
    Exercise of warrants                          --            --             --        13,403             --     1,376,488
    Exercise of options                           --            --             --            --             --        25,134
    Private placement                             --       679,159             --            --             --            --
    Limited partnership investment                --       (91,562)            --            --             --       241,985
    Cancellation of debt                          --       299,812             --            --             --            --
    Acquisition of limited partnership            --        91,419             --            --             --            --
    Minority interest shareholder
     exchange of shares                           --       121,989             --            --             --            --
                                           ---------   -----------      ---------   -----------      ---------   -----------

  Balance, end of year                            --     9,775,173             --     8,674,356             --     8,660,953
                                           ---------   -----------      ---------   -----------      ---------   -----------

DEFICIT:
  Balance, beginning of year                      --    (9,117,265)            --    (8,013,634)            --    (6,744,948)
  Net loss                                        --      (870,090)            --    (1,103,631)            --    (1,268,686)
                                           ---------   -----------      ---------   -----------      ---------   -----------

  Balance, end of year                            --    (9,987,355)            --    (9,117,265)            --    (8,013,634)
                                           ---------   -----------      ---------   -----------      ---------   -----------

TOTAL SHAREHOLDERS' (DEFICIENCY)
 EQUITY                                    5,344,617   $  (206,837)     3,762,505   $  (439,146)     3,755,943   $   651,075
                                           =========   ===========      =========   ===========      =========   ===========




   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     Polymer Solutions, Inc. ("PSI" or "Company") is a Nevada corporation incorporated in July 1996. Through its wholly-owned subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), PSI is engaged in the development and sale of water-based coatings, sealants and adhesives to industrial users in California and neighboring states, including manufacturers of furniture, cabinets, doors and moldings. One customer accounts for 10% of net revenue in 1998.


     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. The Company's significant losses from operations and capital deficiency raise substantial doubt about its ability to continue as a going concern and these consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company is negotiating with financing institutions regarding both short-term and senior equity financing.

2.   SIGNIFICANT ACCOUNTING POLICIES

     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Differences with respect to accounting principles generally accepted in Canada are disclosed in Note 16.

     BASIS OF CONSOLIDATION
     The Company's consolidated financial statements include its wholly-owned active subsidiary, AMT USA; wholly-owned inactive subsidiary, AMT Environmental Products Inc. ("AMT"); and 99.9%-owned inactive subsidiary, PSI Acquisitions Corp. ("PAC"). Intercompany transactions and accounts are eliminated in consolidation.

     FINANCIAL STATEMENT PRESENTATION
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from wood coatings customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers. The Company, and its lender of the operating line of credit, perform credit evaluations of its customers' financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $41,530 and $96,893 at March 31, 1998 and 1997, respectively.

     INVENTORIES
     Inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. The Company maintains a reserve for slow-moving or obsolete inventory as well as the related disposal costs.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     FIXED ASSETS
     Equipment is recorded at cost and depreciated on a straight-line basis over its estimated life, which varies between five and seven years. Building and related improvements are recorded at cost and amortized on a straight-line basis over an estimated life of 39 years.

     OTHER ASSETS
     Other assets consist of patent and trademark costs, representing the costs incurred for the acquisition. Capitalized costs are amortized on a straight-line basis over seven years commencing with production of related products. When it is determined that a particular technology will no longer be used, or a patent application is abandoned, related unamortized costs are written off.

     LONG-LIVED ASSETS
     Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

     STOCK OPTIONS
     The Company accounts for its stock option plan in accordance with the intrinsic value method, under which no compensation expense is recognized in the financial statements except where the fair market value of the stock exceeds the exercise price of the options granted on the date of the grant. The pro forma disclosures of the compensation expense under the fair value method of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" are included in Note 12.

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which changes the basis upon which earnings (or loss) per share is calculated. As required by this statement, the Company adopted its provisions for the year ended March 31, 1998, and retroactively for each of the preceding years presented in the financial statements.

     Basic net loss per share is computed on the weighted average number of common shares outstanding during each period. Diluted net loss per share is the same as basic net loss per share because the diluted weighted average shares outstanding do not include stock options, warrants and convertible long-term debt because they are anti-dilutive.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as they are incurred.

     REVENUE RECOGNITION
     Revenue from the sale of products is recognized upon shipment.

     FOREIGN CURRENCY TRANSLATION
     The Company's operations are primarily conducted in the United States and the United States dollar is the Company's functional currency. The Company and its subsidiaries are considered to be integrated operations and the accounts are translated as follows:

     Monetary assets and liabilities at the rates of exchange in effect at the balance sheet date; non-monetary assets at historical rates; revenue and expense items (except depreciation and amortization)

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     at the average rates for the period; depreciation and amortization at the same rates as for the assets to which they relate. The net effect of the foreign currency translation is included in current operations.

     INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of the Company's financial instruments for cash, accounts receivable, accounts payable, salaries payable and professional fees payable approximate carrying value due to their short-term nature. The fair value of the operating line of credit approximates carrying value due to the floating rate interest terms. The fair value of the mortgage payable approximates carrying value as its interest rate approximates market for borrowings with similar terms. The fair value of Due to related parties cannot be estimated because of the nature of the relationships involved.

     RECLASSIFICATIONS
     Certain prior year balances have been reclassified to conform to the 1998 presentation.

3.   INVENTORIES


                                                           MARCH 31,
                                                      1998           1997
                                                  -----------    -----------
     Raw materials and supplies                   $   830,174    $   795,124
     Finished goods                                   684,502        298,069
     Less allowance for a slow-moving inventory      (246,925)            --
                                                  -----------    -----------
                                                  $ 1,267,751    $ 1,093,193
                                                  ===========    ===========

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.   FIXED ASSETS


                                                                    1998
                                                                 ACCUMULATED
                                                    COST         DEPRECIATION           NET
                                                 ----------      ------------      ----------
     Land                                        $  110,000               $-       $  110,000
     Laboratory equipment                            84,830           63,298           21,532
     Office equipment                               113,567           70,766           42,801
     Production Equipment                           386,409          217,974          168,435
     Building and improvements                      177,935           13,426          164,509
     Leasehold improvements                          43,419              362           43,057
     Capital leases - production equipment          455,992           23,552          432,440
                                                 ----------       ----------       ----------
                                                 $1,372,152       $  389,378       $  982,774
                                                 ==========       ==========       ==========

                                                                      1997

     Land                                        $  110,000               $-       $  110,000
     Laboratory equipment                            92,058           63,745           28,313
     Office equipment                               113,143           63,499           49,644
     Production equipment                           355,683          165,923          189,760
     Building and improvements                      177,935            7,988          169,947
                                                 ----------       ----------       ----------
                                                 $  848,819       $  301,155       $  547,664
                                                 ==========       ==========       ==========

     At March 31, 1998, the Company is in the process of selling the land and building of its previous operations facility. The carrying value of this facility is $274,509 and the facility is expected to be sold by the third quarter of fiscal year 1999.

5.   OPERATING LINE OF CREDIT
     The Company has a short-term line of credit for up to $1,000,000, which is secured by accounts receivable, inventories and other assets. Funds available to be advanced are limited to 80% of accounts receivable, to a maximum of $750,000, and 25% of inventories, to a maximum of $250,000. At March 31, 1998, the maximum available borrowing under the line was $1,000,000 of which $879,967 was outstanding. Interest is payable on funds advanced at the rate of 1.71% per month. Terms of the line of credit require repayment from collections of accounts receivable. This line of credit expires on May 1, 1999. On May 26, 1998, the Company increased its inventory credit line to $300,000 and obtained a $100,000 loan. The loan bears interest at a variable rate payable in monthly payments of interest only, and is secured by the Company's land and building. Principal is due upon the sale of the Company's old operations facility (Note 4).

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt at March 31, consisted of the following:


                                                                                              1998           1997
     Capital lease obligations bearing interest ranging from 12 1/2%                        $470,194       $     --
      to 18 2/3%, payable in monthly principal and interest payments and secured by the related equipment

     Mortgage payable bearing interest of 9%, payable in monthly principal and interest payments of $2,075 and secured by the
      related property and equipment                                                        $ 52,250         71,506

     Convertible note bearing simple interest of 10%, payable in a balloon payment of principal and interest in June, 1999; note is convertible at US$.72 per common
      share                                                                                   72,000
                                                                                            --------       --------
                                                                                             594,444         71,506

     Less current portion                                                                     88,800         19,256
                                                                                            --------       --------

                                                                                            $505,644       $ 52,250
                                                                                            ========       ========

     Future minimum principal payments under long-term debt obligations are as follows:


     1999                                                          $ 88,800
     2000                                                           176,181
     2001                                                            99,558
     2002                                                            98,839
     2003                                                            96,780
     Thereafter                                                      34,286
                                                                   --------
                                                                   $594,444
                                                                   ========



7.   RELATED PARTY TRANSACTIONS
     During fiscal year 1998, directors, officers and family members purchased 660,500 shares and obtained 580,250 warrants. Directors and officers also received 548,000 stock options.

     The Company converted $364,254 in debt to officers and directors to 385,000 shares of common stock and paid the balance of $89,763 in cash. Operating expenses for the year are $57,504 for office rent and related services (1997 - $46,864; 1996 - $37,439) and $21,782 for investor relations services (1997 - 21,801; 1996 - nil) which were incurred on a cost plus approximately 10% markup basis from a corporation owned by an officer and director of the Company. Additionally, there were accrued charges, such as management fees, interest charges at the rate of prime plus 2% and $49,268 in advances the Company received that were payable at March 31, 1998 to the same corporation.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   INCOME TAXES
     The Company and its subsidiaries have operating loss carry-forwards in excess of $5,000,000 expiring at various dates through 2013, as well as federal and state tax credits of $188,000 and $87,000, which are indefinite. These operating loss carry-forwards and tax credits are available for offset against future taxable incomes arising from Canadian and United States operations. There are no other material temporary differences. Considering the Company's cumulative losses, the Company has provided a valuation allowance of 100% against all available loss carry-forwards and tax credits.

9.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The Company leases certain facilities under arrangements which contain renewal options and provide for periodic cost of living adjustments. The Company's operating lease for its primary operating facility includes an option to purchase the facility which can be exercised prior to February 1, 2000. Rental expense was $54,400, $41,400, and $41,400 for each of the three years in the period ended March 31, 1998, respectively

     Future minimum rental commitments as of March 31, 1998, under noncancelable operating lease are as follows:


     1999                                              $  267,804
     2000                                                 267,804
     2001                                                 267,804
     2002                                                 243,654
     2003                                                 226,404
     Thereafter                                         1,065,159
                                                       ----------
                                                       $2,338,629
                                                       ==========

     LEGAL MATTERS
     The Company is party to legal proceedings and potential claims arising in the ordinary course of business. In the opinion of management, the Company has adequate legal defense or insurance coverage with respect to these matters so that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

10.  PREFERRED STOCK

     AUTHORIZED
     The Company is authorized to issue up to 4,000,000 shares of preferred stock, which is divided into four series of 1,000,000 shares each. With respect to each series, the Company's Board of Directors determines all rights and preferences including rights related to dividends, conversion, and voting.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.  COMMON STOCK

     REORGANIZATION
     By a reorganization completed February 26, 1997, the Company acquired all 11,752,907 common shares of the issued share capital of AMT in consideration for the issue of 3,762,505 common shares of the Company and 155,130 preferred shares of PSI's 99.9% owned subsidiary, PAC. The purpose of the reorganization was to consolidate the issued share capital on a 1:3 basis and to redomicile the publicly-listed parent company from British Columbia, Canada to the United States. PSI and PAC were organized by AMT for purposes of the reorganization and had no businesses or operations of their own prior thereto. The reorganization was accounted for in a manner similar to a pooling of interests and certain comparative amounts relating to share capital, loss per share, outstanding stock options and outstanding warrants were restated on a post-reorganization basis.

     MINORITY INTEREST
     In completing the Reorganization, the Company consolidated its shares on the basis of one common share of PSI, in exchange for three previously existing common shares of AMT. Canadian shareholders holding 465,388 common shares of AMT elected to receive 155,130 non-transferable preferred shares of PAC in order to defer the tax consequences of receiving a U.S. security. The preferred shares of PAC are convertible or redeemable into common shares of PSI on a 1:1 basis at any time and have certain rights and benefits of PSI common shares, particularly relating to the declaration of dividends and proceeds from liquidation, dissolution or wind-up of the Company. PAC preferred shares are non-voting and the Company may redeem the PAC preferred shares for common shares of PSI at any time after September 1, 2001. During fiscal 1998, 54,431 preferred shares were exchanged or redeemed for 54,431 shares of the Company's common stock.

     FOUNDERS' SHARES
     An aggregate of 197,774 shares are held in escrow by the Company's transfer agent at March 31, 1998. These were issued at a price of US$0.13 (Cdn$0.18) per share in March 1987, pursuant to AMT's incorporation and initial public offering. These shares will be released on the basis of one share for each US$10.27 (Cdn$14.22) of accumulated "cash flow" of the Company, as defined in the Escrow Agreement. Any of the 197,774 shares that are not released from escrow on or before December 15, 1997 may be canceled. The Company is currently awaiting a response from the Vancouver Stock Exchange to review and further extend the expiration date. No founders' shares have been released or canceled from escrow.

12.  STOCK OPTION PLANS AND WARRANTS
     Pursuant to stock option agreements entered in fiscal 1998, PSI granted stock options to employees and directors of the Company to purchase an aggregate of 750,000 common shares. The exercise price of these options of Cdn$1.00 approximated or exceeded the fair value of the stock on the grant date. Accordingly, no compensation expense has been recognized. These options all vested at issuance and expire in fiscal year 2001.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     The following table summarizes the activity under the stock option plan:


                                                                              WEIGHTED-AVERAGE
                                                       UNDERLYING              EXERCISE PRICE
                                                         SHARES              CDN             US
     Stock options outstanding, March 31, 1996           282,189           $   3.31       $   2.39
       Surrendered or expired                           (282,189)              3.31           2.39
                                                        --------           --------       --------
     Stock options outstanding, March 31, 1997                --                 --             --
       Granted                                           750,000           $   1.00       $    .72
                                                        --------           --------       --------
     Stock options outstanding, March 31, 1998           750,000           $   1.00       $    .72
                                                        ========           ========       ========


     In connection with private placements, payment for corporate finance services, and an officer's employment agreement, the Company granted warrants to purchase an aggregate of 1,080,250 common shares, at an exercise price of Cdn$1.00 per share the first year and Cdn$1.25 the second year. The warrants expire at various dates through fiscal 2000.


                                                                            WEIGHTED-AVERAGE
                                                   UNDERLYING                EXERCISE PRICE
                                                     SHARES                CDN            US
                                                    ---------           --------       --------
     Warrants outstanding, March 31, 1996             111,276           $   2.81       $   2.03
       Exercised                                       (6,562)              2.76           1.99
       Surrendered or expired                        (104,714)              2.81           2.03
                                                    ---------           --------       --------
     Warrants outstanding, March 31, 1997                  --                 --             --
       Issued   ($.71 - $.75)                         730,250               1.00            .72
                ($2.25)                               350,000               2.25           1.62
                                                    ---------           --------       --------
     Warrants outstanding, March 31, 1998           1,080,250           $   1.42       $   1.01
                                                    =========           ========       ========


     For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of options and warrants is recognized as expense upon issuance as the options are immediately vested. The fair value of each option and warrant grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

     Pro forma unaudited net loss and pro forma basic and diluted unaudited net loss per share in 1998 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 7% and expected lives of 3 years.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.  AMT I MARKETING LIMITED PARTNERSHIP
     Pursuant to an Asset Purchase Agreement dated March 1, 1998 between the Company and a Joint Venture formed in 1995 between AMT I Marketing Limited Partnership (the "Partnership") and the Company, the Company agreed to purchase the Assets of the Partnership. An evaluation was obtained and the assets were determined to have a fair market value of Cdn$130,000. The Partnership accepted this appraisal and agreed, with regulatory approval, to receive 142,857 common shares of PSI at US$.64 (Cdn$0.91) in exchange for the partnership assets.

     The Partnership was originally created as a special purpose entity to assist in a marketing campaign. The Partnership incurred the marketing and administrative costs of $241,985 in fiscal 1996 on behalf of the Company, which was recorded as additional paid-in capital

14.  SUBSEQUENT EVENTS
     On June 4, 1998, the Company entered into a Letter of Engagement with a brokerage firm to market up to 900,000 special warrants. Each special warrant will entitle the holder to receive one common share and one-half of one share purchase warrant. Exercise of each full warrant will entitle the holder to purchase one additional common share for a period of two years following the closing of placement. The warrant exercise price will be Cdn$1.00 for the first twelve months and Cdn$1.25 for the second twelve months.

     Additionally, finders' fees are payable in common shares and agents arranging the placement of the warrants will be entitled to receive additional warrants equal to 20% of those placed. The agents' warrants have the same components, terms and conditions as the special warrants.

15.  FOURTH QUARTER ADJUSTMENT (UNAUDITED)
     In the fourth quarter of fiscal 1998, the Company recorded an adjustment of approximately $590,000 to increase cost of goods sold to properly state obsolete and slow moving inventory, to reflect other inventory costing adjustments and to increase the estimated warranty expense. The Company estimates that approximately $300,000 of these adjustments apply ratably to the first three quarters of the fiscal year.

16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. basis") which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada ("Canadian basis").

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Had the Company followed the Canadian basis, the balance sheets contained within the consolidated financial statements would have been reported as follows:


                                                                         MARCH 31,
                                                          1998                         1997
                                                    U.S.        CANADIAN          U.S.        CANADIAN
                                                   BASIS          BASIS          BASIS          BASIS
                                                -----------    -----------    -----------    -----------
     ASSETS
     Current assets                             $ 2,278,970    $ 2,278,970    $ 1,810,222    $ 1,810,222
     Fixed assets (a)                               982,774        967,550        547,664        532,440
     Other assets                                     9,386          9,386         10,405         10,405
                                                -----------    -----------    -----------    -----------
                                                $ 3,271,130    $ 3,255,906    $ 2,368,291    $ 2,353,067
                                                ===========    ===========    ===========    ===========

     LIABILITIES AND SHAREHOLDERS' DEFICIENCY
     Current liabilities                        $ 2,657,645    $ 2,657,645    $ 2,116,959    $ 2,116,959
     Long term liabilities                          594,539        594,539        342,652        342,652
     Minority interest                              225,783        225,783        347,826        347,826
     Common shares                                    5,345          5,345          3,763          3,763
     Additional paid-in capital (a) (c)           9,624,750      8,822,110      8,432,371      7,642,976
     Deficit (a) (c)                             (9,836,932)    (9,049,516)    (8,875,280)    (8,101,109)
                                                -----------    -----------    -----------    -----------
                                                $ 3,271,130    $ 3,255,906    $ 2,368,291    $ 2,353,067
                                                ===========    ===========    ===========    ===========


     Had the Company followed the Canadian basis, the Statements of Operations contained within the consolidated financial statements would have been reported as follows:


                                                      1998           1997          1996
     Net loss under U.S. basis                    $  (870,090)   $(1,103,631)   $(1,268,688)

     Effect of change in reporting currency (a)            --          4,020          6,018
     Effect of Arrangement costs (c)                   13,245        185,449             --
                                                  -----------    -----------    -----------

     Net loss under Canadian basis                $  (856,845)   $  (914,162)   $(1,262,670)
                                                  ===========    ===========    ===========

     Basic and diluted net loss per share under
      U.S. basis                                  $      (.21)   $      (.31)   $      (.40)
                                                  ===========    ===========    ===========

     Basic and diluted net loss per share under
      Canadian basis (b)                          $      (.20)   $      (.24)   $      (.37)
                                                  ===========    ===========    ===========

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     (a) For Canadian purposes, the Company adopted the U.S. dollar as the functional currency for the consolidated financial statements effective January 1, 1995. The comparative amounts reported in Canadian dollars for share capital and non-monetary assets and liabilities were translated into U.S. dollars at the December 31, 1994 exchange rate of one U.S. dollar equal to Cdn $1.4018.

     (b) On a U.S. basis, common shares returnable to the issuer if specified conditions are not met are excluded from the determination of weighted average number of common shares used for calculation of earnings per share if those conditions are not currently being attained. On a Canadian basis, the 197,774 common shares currently escrowed for release pursuant to cumulative cash flow earned from operations would have been included for reporting loss per share.

     (c) On a U.S. basis, expenses related to a pooling of interests are charged to income in the period the expenses are incurred. On a Canadian basis, the costs of the Reorganization are treated as a capital transaction, charged to paid-in capital.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934, required by this Item, is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 6, 1998.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 6, 1998.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held on August 6, 1998.

ITEM 13.       CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 6, 1998.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Report.

    (i)     FINANCIAL STATEMENTS
            See Index to Financial Statements on page 18 of this Annual Report on Form 10-K.

   (ii)     FINANCIAL STATEMENT SCHEDULES
            Schedule II - Valuation and qualifying accounts is located on page
            38.

            Other Financial Statement Schedules may have been omitted because they are not applicable, are not required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

   (iii)    EXHIBITS

            The exhibits listed on the Exhibit Index at page 40 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K - FILED BY PAPER


                       DATE OF REPORT             ITEM #         DESCRIPTION:
            1)        September 5, 1997            5             Management Proxy Materials

            2)        November 17, 1997            5             The Company issued 424,324 commons
                                                                 shares to purchasers for settlement of
                                                                 debt totalling Cdn$424,324 (US$306,500).

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    For the Fiscal Year Ended March 31, 1998



     COLUMN A                       COLUMN B           COLUMN C        COLUMN D         COLUMN E
     DESCRIPTION                   BALANCE AT          ADDITIONS      DEDUCTIONS-     BALANCE AT END
                                  BEGINNING OF        CHARGED TO       DESCRIBE         OF PERIOD
                                    PERIOD            COSTS AND
                                                       EXPENSES
     Allowance
     against
     available
     income
     from:

     net operating losses          $2,049,252          $  224,669          nil          $2,273,921

     federal and state
     tax credits                   $  225,000          $   50,000          nil          $  275,000

     Note [1]: Considering the Company's cumulative losses, Management has taken a conservative approach and chosen to provide a 100% allowance. FAS 109 requires the Company to annually reassess this allowance, taking into consideration the results from operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                       POLYMER SOLUTIONS, INC., a
                                       Nevada, U.S.A. corporation


                                              /s/ Gordon L. Ellis
                                       ----------------------------------------
                                       Chairman of the Board of Directors
Dated:  June 26, 1998
      ---------------------------



                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Ellis his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                                    TITLE                                    DATE
------------------------------      -------------------------------------              -------------

------------------------------      Chairman of the Board of Directors                        , 1998
Gordon L. Ellis                                                                        ------

------------------------------      CEO & President, Director                                , 1998
E. Laughlin Flanagan                                                                   ------

------------------------------      CEO & President AMT USA, Director                        , 1998
William A. Maligie                                                                     ------

------------------------------      Chief Financial Officer                                  , 1998
James B. Sanders                                                                       ------

------------------------------      Secretary                                                , 1998
William Walls                                                                          ------

------------------------------      Director                                                 , 1998
Stephen H. Silbernagel                                                                 ------

------------------------------      Director                                                 , 1998
John J. Sutherland                                                                     ------

------------------------------      Director                                                 , 1998
Darryl F. Jones                                                                        ------

------------------------------      Director                                                 , 1998
Gerald A. Habib                                                                        ------

                                  EXHIBIT INDEX


EXHIBIT 21.           SUBSIDIARIES OF THE REGISTRANT

        21.1          [1]    List of Subsidiaries of the Company

EXHIBIT 24.           POWER OF ATTORNEY

        24.1          [1]    Power of Attorney

EXHIBIT 27.           FINANCIAL DATA SCHEDULE

        27.1          [1]    Financial Data Schedule for Commercial and
                             Industrial Companies





--------------------------------------------------------------------------------
[1]     Filed herewith.