Form 10-Q
period 1998-06-30
POLYMER SOLUTIONS INC
filed 1998-08-10
CIK 863441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                                  CONFORMED COPY

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to _____________.

                         COMMISSION FILE NUMBER 0-18583



                             POLYMER SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                       Nevada, U.S.A.                                                   88-0360526
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification Number)


                         410 - 1055 West Hastings Street
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                    (Address of principal executive offices)

                                 (604) 683-3473
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes [ ]    No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

                TITLE OF CLASS                              NO. OF SHARES

       Common Shares, par value $0.001                        5,344,950

                             POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
                    For the Three Months Ended June 30, 1998

                                TABLE OF CONTENTS

Item                                                                                                                  Page
Number                                                                                                               Number
                         PART I - FINANCIAL INFORMATION

1.       Financial Statements

                  Consolidated Statements of Operations
                           for the periods ended June 30, 1998 and 1997 ..............................................  3

                  Consolidated Balance Sheets
                           at June 30, 1998 and March 31, 1998........................................................  4

                  Consolidated Statements of Shareholders' (Deficiency) Equity
                           for the periods ended June 30, 1998 and 1997 ..............................................  5

                  Consolidated Statements of Cash Flows
                           for the periods ended June 30, 1998 and 1997 ..............................................  6

                  Notes to Consolidated Financial Statements........................................................... 7

2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................................... 14


                           PART II - OTHER INFORMATION
4.       Submission of matters to a vote of securities holders ....................................................... 15

5.       Other Information ........................................................................................... 15

6.       Exhibits and Reports on Form 8-K ............................................................................ 15


SIGNATURES ........................................................................................................... 15


The accompanying interim consolidated financial statements and notes are unaudited; However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended June 30, 1998 are not necessarily indicative of results expected for an entire year.

Certain statements in this Quarterly Report on Form 10-Q are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The company's ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company's business which are beyond the Company's control.

POLYMER SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three months ended
                                                                June 30
                                                   ---------------------------------
                                                      1998                  1997
                                                   -----------           -----------
Sales revenue                                      $ 1,735,261           $ 1,643,395

Costs of goods sold (Note 14)                       (1,381,430)           (1,344,576)
                                                   -----------           -----------
                                                       353,831               298,819
                                                   -----------           -----------

Corporate and administrative expenses:
  Marketing and sales                                  189,759               225,271
  General and administrative                           245,047               187,553
  Research and development                              88,882                77,932
                                                   -----------           -----------
                                                       523,688               490,756
                                                   -----------           -----------

Loss from operations                                  (169,857)             (191,937)

Interest expense                                       (66,843)              (40,991)
                                                   -----------           -----------
Loss before provision for income taxes                (236,700)             (232,928)
Provision for income taxes                                  --                    --
                                                   -----------           -----------
Net loss                                           $  (236,700)          $  (232,928)
                                                   ===========           ===========

Basic and diluted net loss per share               $      (.04)          $      (.07)
                                                   -----------           -----------

Weighted average basic and diluted number
 of shares outstanding                               5,344,950             3,566,476
                                                   ===========           ===========

POLYMER SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30       MARCH 31
                                                          1998           1998
                                     ASSETS

Current assets:
  Cash                                               $      1,119    $     1,177
  Accounts receivable, net                                932,247        976,201
  Inventories                                           1,082,339      1,267,751
  Prepaid expenses                                        139,500         33,841
                                                     ------------    -----------
                                                        2,155,205      2,278,970

Fixed assets, net                                       1,177,549        982,774
Other assets                                                9,121          9,386
                                                     ------------    -----------
                                                     $  3,341,875    $ 3,271,130
                                                     ============    ===========

               LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                   $  1,214,939    $ 1,356,162
  Salaries payable                                        257,018        262,035
  Professional fees payable                                41,136         70,681
  Operating line of credit                                969,793        879,967
  Current portion of capital lease obligations             83,471         67,738
  Current portion of mortgage payable                      21,379         21,062
                                                     ------------    -----------
                                                        2,587,736      2,657,645
Long-term liabilities:
  Capital lease obligations                               480,558        402,456
  Due to related parties                                  114,965         88,895
  Mortgage payable                                         27,490         31,188
  Convertible note payable                                 78,588         72,000
  Subscription received                                   272,108             --
                                                     ------------    -----------
                                                        3,561,445      3,252,184
                                                     ------------    -----------

  Minority interest                                       225,036        225,783
                                                     ------------    -----------

Commitments and contingencies (Note 9)

Shareholders' (deficiency) equity:
Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and
    outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and
  outstanding, 6/30/98 - 5,344,950 shares and
  12/31/98 - 5,344,617 shares                               5,345          5,345

Additional paid-in capital                              9,774,104      9,775,173

Accumulated deficit                                   (10,224,055)    (9,987,355)
                                                     ------------    -----------
                                                         (444,606)      (206,837)
                                                     ------------    -----------
                                                     $  3,341,875    $ 3,271,130
                                                     ============    ===========

POLYMER SOLUTIONS, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      THREE MONTHS ENDED JUNE 30
                                                         1998            1997
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net loss (Note 14)                                  $(236,700)      $(232,928)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                        53,843          22,336
    Accounts receivable                                  43,954        (226,004)
    Inventories (Note 14)                               185,412          (4,621)
    Prepaid expenses and other assets                  (105,659)        (51,940)
    Accounts payable                                   (175,785)        374,190
                                                      ---------       ---------
Net cash used in operating activities                  (234,935)       (118,967)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital additions                                    (248,353)        (13,666)
Net cash used in investing activities                  (248,353)        (13,666)
                                                      ---------       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Cost of financing                                      (1,815)             --
  Proceeds from subscription received                   272,108              --
  Proceeds from (payments on) due to related
    parties, net                                         26,070          76,975
  Proceeds from (payments on) mortgage payable           (3,381)         (4,653)
  Proceeds from convertible debt-interest                 6,588
  Borrowings on operating line of credit, net            89,826          59,221
  Payment of capital lease obligations                   93,834              --
                                                      ---------       ---------
Net cash provided by financing activities               483,230         131,543
                                                      ---------       ---------

Increase (decrease) in cash                                 (58)         (1,090)
Cash, beginning of period                                 1,177           2,538
                                                      ---------       ---------
Cash, end of period                                   $   1,119       $   1,448
                                                      =========       =========

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY

                                                               THREE MONTHS ENDED JUNE 30,
                                                      1998                                     1997
                                           COMMON                                   COMMON
                                           SHARES              AMOUNT               SHARES              AMOUNT

COMMON STOCK:
  Balance, beginning of period             5,334,617        $      5,345            3,762,505        $      3,763

  Shares issued, pursuant to -
   Private placement and other                   333                  --                5,767                   5
                                        ------------        ------------         ------------        ------------

  Balance, end of period                   5,334,950               5,345            3,768,272               3,768
                                        ------------        ------------         ------------        ------------

ADDITIONAL PAID -IN CAPITAL:
  Balance, beginning of period                    --           9,775,173                   --           8,674,356
  Shares issued, pursuant to -
   Private placement and other                    --                 746                   --              12,925
   Cancellation of debt                           --              (1,815)                  --                  --
                                        ------------        ------------         ------------        ------------
  Balance, end of period                          --           9,774,104                   --           8,687,281
                                        ------------        ------------         ------------        ------------

DEFICIT:
  Balance, beginning of period                    --          (9,987,355)                  --          (9,117,265)
  Net loss                                        --            (236,700)                  --             (80,664)
                                        ------------        ------------         ------------        ------------

  Balance, end of period                          --         (10,224,055)                  --          (9,197,929)
                                        ------------        ------------         ------------        ------------

TOTAL SHAREHOLDERS' (DEFICIENCY)
 EQUITY                                    5,334,950        $   (444,606)           3,768,272        $   (506,880)
                                        ============        ============         ============        ============

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended June 30, 1998
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS

      Polymer Solutions, Inc. ("PSI" or "Company") is a Nevada corporation incorporated in July 1996. Through its wholly-owned subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), PSI is engaged in the development and sale of water-based coatings, sealants and adhesives to industrial users in California and neighboring states, including manufacturers of furniture, cabinets, doors and moldings. One customer accounted for 10% of net revenue in the prior fiscal year.

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

      CONCENTRATION OF CREDIT RISK
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from wood coatings customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers. The Company, and its lender of the operating line of credit, perform credit evaluations of its customers' financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $41,530 at both June 30, 1998 and March 31, 1998.

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

      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
      The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which changes the basis upon which earnings (or loss) per share is calculated. As required by this statement, the Company adopted its provisions for the quarter ended June 30, 1998, and retroactively for each quarter presented in the financial statements.

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

      Monetary assets and liabilities at the rates of exchange in effect at the balance sheet date; non-monetary assets at historical rates; revenue and expense items (except depreciation and amortization) at the average rates for the period; depreciation and amortization at the same rates as for the assets to which they relate. The net effect of the foreign currency translation is included in current operations.

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

      RECLASSIFICATIONS
      Certain prior year balances have been reclassified to conform to the current presentation.



3.   INVENTORIES

                                                         JUNE 30,               MARCH 31,
                                                          1998                    1998

Raw materials and supplies                            $    725,079            $    830,174
Finished goods                                             604,185                 684,502
Less allowance for a slow-moving inventory                (246,925)               (246,925)
                                                      ------------            ------------
                                                      $  1,082,339            $  1,267,751

4.    FIXED ASSETS

                                                                        JUNE 30, 1998
                                                                         ACCUMULATED
                                                       COST              DEPRECIATION               NET

Land                                               $    110,000          $         --          $    110,000
Laboratory equipment                                     89,614                65,510                24,104
Office equipment                                        175,713                76,836                98,877
Production Equipment - owned and leased                 962,816               283,197               679,619
Building                                                177,935                14,785               163,150
Leasehold improvements                                  104,425                 2,626               101,799
                                                   ------------          ------------          ------------
                                                   $  1,620,503          $    442,954          $  1,177,549
                                                   ============          ============          ============

                                                                       MARCH 31, 1998

Land                                               $    110,000          $         --          $    110,000
Laboratory equipment                                     84,830                63,298                21,532
Office equipment                                        113,567                70,766                42,801
Production equipment - owned and leased                 842,401               241,526               600,875
Building and improvements                               177,935                13,426               164,509
Leasehold improvements                                   43,419                   362                43,057
                                                   ------------          ------------          ------------
                                                   $  1,372,152          $    389,378          $    982,774
                                                   ============          ============          ============


      At June 30, 1998, the Company is in the process of selling the land and building of its previous operations facility. The carrying value of this facility is $274,509 and the facility is expected to be sold by the second quarter of fiscal year 1999.

5.    OPERATING LINE OF CREDIT
      The Company has a short-term line of credit for up to $1,000,000, which is secured by accounts receivable, inventories and other assets. Funds available to be advanced are limited to 80% of accounts receivable, to a maximum of $750,000, and 25% of inventories, to a maximum of $250,000. Interest is payable on funds advanced at the rate of 1.71% per month. Terms of the line of credit require repayment from collections of accounts receivable. This line of credit expires on May 1, 1999. On May 26, 1998, the Company increased its inventory credit line to $300,000. The Company also obtained a $100,000 loan, which bears interest at a variable rate payable in monthly payments of interest only, and is secured by the Company's land and building. Principal is due upon the sale of the Company's old operations facility (Note 4).

6.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
      Long-term debt at June 30, 1998 and March 31, 1998 consisted of the following:


                                                                                          6/30/98            3/31/98

Capital lease obligations bearing interest ranging from 12 1/2%                        $    564,029        $    470,194
 to 18 2/3%, payable in monthly principal and interest payments and secured by the related equipment

Mortgage payable bearing interest of 9%, payable in monthly
 principal and interest payments of $2,075 and secured by the
 related property and equipment                                                        $     48,869              52,250

Convertible note bearing simple interest of 10%, payable in a balloon payment of principal and interest in June, 1999; note is
 convertible at US$.72 per common share                                                      78,588              72,000
                                                                                       ------------        ------------
                                                                                            691,486             594,444

Less current portion                                                                        104,850              88,800
                                                                                       ------------        ------------

                                                                                       $    586,636        $    505,644
                                                                                       ------------        ------------


7.    RELATED PARTY TRANSACTIONS
      At June 30, 1998, $114,965 was due to entities owned by a director of the Company.

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

      FOUNDERS' SHARES
      An aggregate of 197,774 shares were held in escrow by the Company's transfer agent at March 31, 1998. These were issued at a price of US$0.13 (Cdn$0.18) per share in March 1987, pursuant to AMT's incorporation and initial public offering. These shares will be released on the basis of one share for each US$10.27 (Cdn$14.22) of accumulated "cash flow" of the Company, as defined in the Escrow Agreement. Any of the 197,774 shares that are not released from escrow on or before December 15, 1997 may be canceled. The Company is currently awaiting a response from the Vancouver Stock Exchange to review and further extend the expiration date. No founders' shares have been released or canceled from escrow.

12.   STOCK OPTION PLANS AND WARRANTS
      Management of the Company, in the Proxy relating to the August 6, 1998 Annual General Meeting of the Company, is seeking shareholder approval of a resolution to adopt a 1998 Economic Value Added Incentive Compensation Plan (EVA Plan). This Plan would authorize the grant of options for the purchase of 1,000,000 Common shares of the Company and reservation of the 1,000,000 Common shares.

13.   FINANCING
      On June 4, 1998, the Company entered into a Letter of Engagement with a brokerage firm to market up to 900,000 special warrants. Each special warrant will entitle the holder to receive one common share and one-half of one share purchase warrant. Exercise of each full warrant will entitle the holder to purchase one additional common share for a period of two years following the closing of placement. The warrant exercise price will be Cdn$1.00 for the first twelve months and Cdn$1.25 for the second twelve months.

      Additionally, finders' fees are payable in common shares and agents arranging the placement of the warrants will be entitled to receive additional warrants equal to 20% of those placed. The agents' warrants have the same components, terms and conditions as the special warrants.

14.   FOURTH QUARTER ADJUSTMENT TO FISCAL YEAR 1998 (UNAUDITED)

      In the fourth quarter of fiscal 1998, the Company recorded an adjustment of approximately $590,000 to increase cost of goods sold to properly state obsolete and slow moving inventory, to reflect other inventory costing adjustments and to increase the estimated warranty expense. The Company has analyzed the timing of the adjustments, and has determined that an appropriate restatement of the application of the $590,000 adjustment to the four quarters of fiscal year 1998 is as follows:

                                                    Adjustment
                                                    ----------
                        First quarter               $152,264
                        Second quarter              $214,059
                        Third quarter               $121,863
                        Fourth quarter              $101,814
                                                    --------
                        Total                       $590,000

      For comparison with quarterly data for fiscal year 1999, the cost of goods sold and inventories for each quarter of 1998 will be adjusted as depicted above in order to reflect the impact of the $590,000 adjustment on a quarterly basis.

15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES
      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. basis") which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada ("Canadian basis").

      Had the Company followed the Canadian basis, the balance sheets contained within the consolidated financial statements would have been reported as follows:

                                                             JUNE 30,                                MARCH 31,
                                                               1998                                     1998
                                                     U.S.              CANADIAN                U.S.             CANADIAN
                                                    BASIS                BASIS                BASIS               BASIS
                                                ------------         ------------         ------------         ------------
ASSETS
Current assets                                  $  2,155,205         $  2,155,205         $  2,278,970         $  2,278,970
Fixed assets (a)                                   1,177,549            1,162,325              982,774              967,550
Other assets                                           9,121                9,121                9,386                9,386
                                                ------------         ------------         ------------         ------------
                                                $  3,341,875         $  3,326,651         $  3,271,130         $  3,255,906
                                                ============         ============         ============         ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities                             $  2,587,736         $  2,587,736         $  2,657,645         $  2,657,645
Long term liabilities                                973,709              973,709              594,539              594,539
Minority interest                                    225,036              225,036              225,783              225,783
Common shares                                          5,345                5,345                5,345                5,345
Additional paid-in capital (a) (c)                 9,623,681            8,821,038            9,624,750            8,822,110
Deficit (a) (c)                                  (10,073,632)          (9,286,213)          (9,836,932)          (9,049,516)
                                                ------------         ------------         ------------         ------------
                                                $  3,341,875         $  3,326,651         $  3,271,130         $  3,255,906
                                                ============         ============         ============         ============

      Had the Company followed the Canadian basis, the Statements of Operations contained within the consolidated financial statements would have been reported as follows:


                                                          1998                    1997

Net loss under U.S. basis                             $  (236,700)            $  (232,928)
Effect of change in reporting currency (a)                     --                      --
Effect of Arrangement costs (c)                                --                      --
                                                      -----------             -----------

Net loss under Canadian basis                         $  (236,700)            $  (232,928)
                                                      ===========             ===========

Basic and diluted net loss per share under
 U.S. basis                                           $      (.04)            $      (.07)
                                                      ===========             ===========
Basic and diluted net loss per share under
 Canadian basis (b)                                   $      (.04)            $      (.06)
                                                      ===========             ===========


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    For the Three Months ended June 30, 1998

RESULTS FROM OPERATIONS

Sales revenues for the quarter ended June 30, 1998 were $1,735,261, an increase of 6% over the same quarter a year ago, reflecting continued growth in demand for the Company's coatings and other products.

Gross profit for the quarter ended June 30, 1998 increased to $353,831 from $298,819 for the same period a year ago. Cost of goods sold for the year-ago quarter has been adjusted as described in Note 14 of the Notes to Financial Statements in order to reflect the impact of a year-end $590,000 adjustment on each quarter of the fiscal year ended March 31, 1998.

Marketing and sales expense for the three months ended June 30, 1998 totaled $189,759, a decrease of 16% from $225,271 in the comparable period a year ago. In spite of the decrease, due primarily to reduced marketing wages, the Company was able to generate sales in the quarter ended June 30, 1998 which were 6% over the year-ago quarter.

General and administrative expense totaled $245,047 for the quarter ended June 30, 1998, a 31% increase from $187,553 for the year-ago period. The increase was due primarily to the costs associated with bringing aboard a new CEO/President for the Company.

Research and development expenses were $88,882 for the three months ended June 30, 1998, up 14% from $77,932 in the year-ago comparable period, due primarily to increased laboratory wages.

Interest expense totaled $66,843 for the quarter ended June 30, 1998, compared to $40,991 for the same quarter a year ago. The 63% increase was due to the increased use of the Company's operating line of credit and the addition of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $1,119 in Cash compared to $1,177 at the end of fiscal 1998. Cash flow used in operating activities totaled $234,935 in the current quarter of 1998 versus $118,967 in the comparable quarter in 1997. Additionally, capital additions were $248,353 in the three months ended June 30, 1998 compared to $13,666 for the same quarter a year ago. These requirements were financed primarily from a $272,108 subscription received and borrowings on the Company's line of credit.

The Company has a working capital deficiency of $432,531 at June 30, 1998 versus $378,675 at the end of fiscal 1998. The current ratio at June 30, 1998 was 0.8 versus 0.9 for the fiscal 1998 year-end ratio.

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

Note to Readers

Certain statements identified as "forward-looking statements" in this Quarterly Report on Form 10-Q are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The company's ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company's business beyond the Company's control.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      The Company will hold its 1998 Annual General Meeting of Shareholders on August 6, 1998. The shareholders will be asked to approve:

      a) the appointment of Price Waterhouse LLP, Sacramento, California as auditors for fiscal 1999;
      b)    the election of directors;
      c) the adoption of the Polymer Solutions, Inc. 1998 Economic Value Added Incentive Compensation Plan.

5.    OTHER INFORMATION

      Directors as at June 30, 1998

                Gordon L. Ellis                             Darryl F. Jones
                Stephen H. Silbernagel                      John J. Sutherland
                Gerald A. Habib                             William A. Maligie
                E. Laughlin Flanagan

6.    EXHIBITS AND REPORTS ON FORM 8-K

      No exhibits.
      No reports on Form 8-K were filed during the three month period ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POLYMER SOLUTIONS, INC.
                                       (Registrant)



Date:     August 5, 1998               /s/ Gordon L. Ellis
                                       -----------------------------------------
                                           GORDON L. ELLIS
                                           CHAIRMAN



Date:    August 5, 1998                /s/ Stephen Silbernagel
                                       -----------------------------------------
                                           STEPHEN SILBERNAGEL
                                           DIRECTOR