Form 10-Q
period 1998-09-30
POLYMER SOLUTIONS INC
filed 1998-11-13
CIK 863441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                                  CONFORMED COPY

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

                         COMMISSION FILE NUMBER 0-18583



                             POLYMER SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada, U.S.A.                            88-0360526
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)



                                1569 Dempsey Road
                        North Vancouver, British Columbia
                                 Canada V7K 1S8
                    (Address of principal executive offices)

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

                                                                  Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of Sept. 30, 1998.


          TITLE OF CLASS                                    NO. OF SHARES
          --------------                                    -------------
 Common Shares, par value $0.001                             6,410,833*


*       including 633,883 shares to be issued subject to regulatory approval.

                             POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
              For the Three and Six Months Ended September 30, 1998

                                TABLE OF CONTENTS


Item                                                                                               Page
Number                                                                                            Number
------                                                                                            ------
                         PART I - FINANCIAL INFORMATION

1.      Financial Statements

               Consolidated Statements of Operations
                      for the periods ended September 30, 1998 and 1997 ........................     3

               Consolidated Balance Sheets
                      at September 30, 1998 and March 31, 1998..................................     4

               Consolidated Statements of Cash Flows
                      for the periods ended September 30, 1998 and 1997 ........................     5

               Consolidated Statements of Shareholders' Equity (Deficiency)
                      for the periods ended September 30, 1998 and 1997 ........................     6

               Notes to Consolidated Financial Statements.......................................     7

2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................................    14


                           PART II - OTHER INFORMATION
4.      Submission of matters to a vote of securities holders ..................................    16

5.      Other Information ......................................................................    16

6.      Exhibits and Reports on Form 8-K .......................................................    16


SIGNATURES .....................................................................................    16


The accompanying interim consolidated financial statements and notes are unaudited; However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended September 30, 1998 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                               SEPTEMBER 30                               SEPTEMBER 30
                                                   -----------------------------------         -----------------------------------
                                                       1998                  1997                  1998                   1997
                                                   -------------         -------------         -------------         -------------
Sales revenue                                      $   1,957,047         $   1,921,258         $   3,692,308         $   3,564,653

Costs of goods sold (Note 14)                         (1,389,359)           (1,553,534)           (2,770,789)           (2,898,110)
                                                   -------------         -------------         -------------         -------------
                                                         567,688               367,724               921,519               666,543
                                                   -------------         -------------         -------------         -------------

Corporate and administrative expenses:
   Marketing and sales                                   255,996               237,189               445,755               462,460
   General and administrative                            168,001               167,536               413,048               355,089
   Research and development                              150,571                76,768               239,453               154,700
                                                   -------------         -------------         -------------         -------------
                                                         574,568               481,493             1,098,256               972,249
                                                   -------------         -------------         -------------         -------------

Loss from operations                                      (6,880)             (113,769)             (176,737)             (305,706)

Interest expense                                         (58,917)              (43,156)             (125,760)              (84,147)
                                                   -------------         -------------         -------------         -------------
Loss before provision for income taxes                   (65,797)             (156,925)             (302,497)             (389,853)
Provision for income taxes                                    --                    --                    --                    --
                                                   -------------         -------------         -------------         -------------
Net loss                                           $     (65,797)        $    (156,925)        $    (302,497)        $    (389,853)
                                                   =============         =============         =============         =============

Basic and diluted net loss per share               $        (.01)        $        (.04)        $        (.06)        $        (.10)
                                                   =============         =============         =============         =============

Weighted average basic and diluted number
 of shares outstanding                                 5,476,428             3,772,500             5,411,048             3,768,219
                                                   =============         =============         =============         =============

POLYMER SOLUTIONS, INC.

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED


                                                                              SEPT. 30               MARCH 31
                                                                                1998                   1998
                                                                            -------------          -------------
                          ASSETS
Current assets:
  Cash                                                                      $       2,048          $       1,177
  Accounts receivable, net                                                      1,037,611                976,201
  Inventories                                                                   1,068,366              1,267,751
  Prepaid expenses                                                                122,433                 33,841
                                                                            -------------          -------------
                                                                                2,230,458              2,278,970

Fixed assets, net                                                                 986,401                982,774
Other assets                                                                        8,855                  9,386
                                                                            -------------          -------------
                                                                            $   3,225,714          $   3,271,130
                                                                            =============          =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                          $   1,081,298          $   1,356,162
  Salaries payable                                                                252,202                262,035
  Professional fees payable                                                        47,448                 70,681
  Operating line of credit                                                        918,901                879,967
  Current portion of capital lease obligations                                     97,412                 67,738
  Current portion of mortgage payable                                                  --                 21,062
                                                                                2,397,261              2,657,645
Long-term liabilities:
  Capital lease obligations                                                       534,610                402,456
  Due to related parties                                                           42,888                 88,895
  Mortgage payable                                                                     --                 31,188
  Convertible note payable                                                             --                 72,000
                                                                            -------------          -------------
                                                                                2,974,759              3,252,184
                                                                            -------------          -------------
  Minority interest                                                               225,037                225,783
                                                                            -------------          -------------

Commitments and contingencies (Note 9)

Shareholders' equity (deficiency):
Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  9/30/98 - 6,410,833 shares including 633,833 shares to be issued                  6,411                  5,345
  subject to regulatory approval, and 3/31/98 - 5,344,617 shares
Additional paid-in capital                                                     10,309,359              9,775,173

Accumulated deficit                                                           (10,289,852)            (9,987,355)
                                                                            -------------          -------------
                                                                                   25,918               (206,837)
                                                                            -------------          -------------
                                                                            $   3,225,714          $   3,271,130
                                                                            =============          =============

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                 SIX MONTHS ENDED SEPTEMBER 30
                                                                    1998                1997
                                                              ----------------      -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss (Note 14)                                            $    (302,497)      $    (389,853)
  Adjustments to reconcile net loss to net cash used
   in operating activities
   Depreciation and amortization                                      116,334              45,560
   Loss (gain) on disposal of assets                                  (74,094)                299
   Accounts receivable                                                (61,410)           (336,291)
   Inventories (Note 14)                                              199,385            (129,220)
   Prepaid expenses and other assets                                  (88,592)            (32,814)
   Accounts payable                                                  (307,930)            569,807
                                                                -------------       -------------

Net cash used in operating activities                                (518,804)           (272,512)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital additions                                                  (392,352)            (77,406)
  Proceeds from disposal of assets                                    347,017
Net cash used in investing activities                                 (45,335)            (77,406)
                                                                -------------       -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Cost of financing                                                   (49,156)                 --
  Proceeds from private placement                                     293,876                  --
  Proceeds from conversion of debt to equity                          289,785
  Proceeds from (payments on) convertible note                        (72,000)             72,000
  Proceeds from (payments on) due to related
   parties, net                                                       (46,007)            111,759
  Proceeds from (payments on) mortgage payable                        (52,250)             (9,412)
  Proceeds from convertible debt - interest                                --                  --
  Borrowings on operating line of credit, net                          38,934             191,047
  (Payment) of capital lease obligations                              161,828                  --
                                                                -------------       -------------
Net cash provided by financing activities                             565,010             365,394
                                                                -------------       -------------

Increase (decrease) in cash                                               871              15,476
Cash, beginning of period                                               1,177               2,538
                                                                -------------       -------------
Cash, end of period                                             $       2,048       $      18,014
                                                                =============       =============

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                    UNAUDITED


                                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------
                                                            1998                                 1997
                                              -------------------------------        -----------------------------
                                                 COMMON                                COMMON
                                                 SHARES            AMOUNT              SHARES            AMOUNT
                                              ------------      -------------         ---------      -------------
COMMON STOCK:
  Balance, beginning of period                   5,344,617      $       5,345         3,762,505      $       3,763

  Shares issued, pursuant to -
   Private placement and other                     432,333                432            10,139                  9
   Debt to equity conversion                       633,883                634                --
     (Shares to be issued subject
       to regulatory approval)

  Balance, end of period                         6,410,833              6,411         3,772,644              3,772
                                              ------------      -------------         ---------      -------------

ADDITIONAL PAID -IN CAPITAL:
  Balance, beginning of period                          --          9,775,173                --          8,674,356
  Shares issued, pursuant to -
   Private placement, conversion of
     preferred shares and other                         --            294,190                --             22,664
   Debt to equity conversion                            --            289,151                --                 --
   Cost of financing                                    --            (49,155)               --                 --

  Balance, end of period                                --         10,309,359                --          8,697,020
                                              ------------      -------------         ---------      -------------

DEFICIT:
  Balance, beginning of period                          --         (9,987,355)               --         (9,117,265)
  Net loss (Note 14)                                    --           (302,497)               --           (389,853)
                                              ------------      -------------         ---------      -------------

  Balance, end of period                                --        (10,289,852)               --         (9,507,118)
                                              ------------       -------------         ---------      -------------

TOTAL SHAREHOLDERS' EQUITY
 (Deficiency)                                    6,410,833       $      25,918         3,772,644      $    (806,326)
                                              ============       =============         =========      =============

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

     As of September 30, 1998, the Company's financial statements reflect both a positive shareholders' equity and a reduction in losses from operations compared to prior periods, as restated per Note 14. In addition, subsequent to September 30, 1998, the Company's operating subsidiary obtained a new $1,800,000 asset-based line of credit, which is expected to save approximately 10 percentage points per annum in interest and fees, and which is expected to finance the continued growth of the Company. See Note 5.

2.   SIGNIFICANT ACCOUNTING POLICIES

     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Differences with respect to accounting principles generally accepted in Canada are disclosed in Note 15.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from wood coatings customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers. The Company, and its lender of the operating line of credit, perform credit evaluations of its customers' financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $34,628 and $41,530 at September 30, 1998 and March 31, 1998, respectively.

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

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which changes the basis upon which earnings (or loss) per share is calculated. As required by this statement, the Company adopted its provisions for the quarter ended September 30, 1998, and retroactively for each quarter presented in the financial statements.

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

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current presentation.

3.   INVENTORIES


                                                      SEPT. 30,             MARCH 31,
                                                        1998                  1998
                                                    -------------         -------------
Raw materials and supplies                          $     657,938         $     830,174
Finished goods                                            671,971               684,502
Less allowance for a slow-moving inventory               (261,543)             (246,925)
                                                    -------------         -------------
                                                    $   1,068,366         $   1,267,751


4.   FIXED ASSETS

                                                                   SEPTEMBER 30, 1998
                                                 -----------------------------------------------------
                                                                     ACCUMULATED
                                                     COST            DEPRECIATION            NET
                                                 -------------       -------------       -------------
Land                                             $          --       $          --       $          --
Laboratory equipment                                   142,573              69,357              73,216
Office equipment                                       180,747              83,786              96,961
Production Equipment - owned and leased              1,005,141             330,187             674,954
Building                                                    --                  --                  --
Leasehold improvements                                 147,358               6,088             141,270
                                                 -------------       -------------       -------------
                                                 $   1,475,819       $     489,418       $     986,401
                                                 =============       =============       =============


                                                                   MARCH 31, 1998
                                                 -----------------------------------------------------
                                                                     ACCUMULATED
                                                     COST            DEPRECIATION            NET
                                                 -------------       -------------       -------------
Land                                             $     110,000       $          --       $     110,000
Laboratory equipment                                    84,830              63,298              21,532
Office equipment                                       113,567              70,766              42,801
Production equipment - owned and leased                842,401             241,526             600,875
Building and improvements                              177,935              13,426             164,509
Leasehold improvements                                  43,419                 362              43,057
                                                 -------------       -------------       -------------
                                                 $   1,372,152       $     389,378       $     982,774
                                                 =============       =============       =============

On July 22, 1998, the Company sold the land and building of its previous operations facility.


5.   OPERATING LINE OF CREDIT

     At September 30, 1998, the Company had a short-term line of credit for up to $750,000, secured by the Company's assets. Funds available to be advanced were limited to 80% of eligible accounts receivable. Also, on September 30, 1998, the Company had an inventory term loan of $240,000, which required principal repayments of $30,000 per month. Interest was payable on funds advanced at the rate of prime rate as published by the Comerica Bank - California plus 10% per annum. This line of credit was to expire on May 1, 1999.


     Subsequent to September 30, 1998, the Company, on October 30, 1998, through its operating subsidiary, replaced the above-mentioned loan arrangements with a new $1,800,000 asset-based revolving line of credit. Funds available to be advanced are limited to 85% of eligible accounts receivable up to the maximum loan amount, and to 50% of eligible inventories to a maximum of $600,000. Interest is payable on funds advanced at prime rate as published by Citibank, N.A. plus 2.75% per annum.

6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt at September 30, 1998 and March 31, 1998 consisted of the following:


                                                                                  9/30/98           3/31/98
                                                                               -------------     -------------
Capital lease obligations bearing interest ranging from 12 1/2%                $     632,022     $     470,194
 to 18 2/3%, payable in monthly principal and interest payments and secured by the related equipment

Mortgage payable bearing interest of 9%, payable in monthly
 principal and interest payments of $2,075 and secured by the
 related property and equipment                                                $          --            52,250

Convertible note bearing simple interest of 10%, payable in a balloon payment of principal and interest in June, 1999; note is
 convertible at US$.72 per common share                                                   --            72,000
                                                                               -------------     -------------
                                                                                     632,022           594,444

Less current portion                                                                  97,412            88,800
                                                                               -------------     -------------

                                                                               $     534,610     $     505,644
                                                                               =============     =============


7.   RELATED PARTY TRANSACTIONS

     At September 30, 1998, $42,888 was due to related parties of the Company.

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

     MINORITY INTEREST

     In completing the Reorganization, the Company consolidated its shares on the basis of one common share of PSI, in exchange for three previously existing common shares of AMT. Canadian shareholders holding 465,388 common shares of AMT elected to receive 155,130 non-transferable preferred shares of PAC in order to defer the tax consequences of receiving a U.S. security. The preferred shares of PAC are convertible or redeemable into common shares of PSI on a 1:1 basis at any time and have certain rights and benefits of PSI common shares, particularly relating to the declaration of dividends and proceeds from liquidation, dissolution or wind-up of the Company. PAC preferred shares are non-voting and the Company may redeem the PAC preferred shares for common shares of PSI at any time after September 1, 2001. To date a total of 54,764 preferred shares have been exchanged or redeemed for 54,764 shares of the Company's common stock.

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

     SHARES FOR DEBT

     At September 30, 1998, the number of common shares of common stock outstanding and the equity portion of the balance sheet reflect the conversion of $289,785 of debt to 633,883 shares, which are to be issued subject to regulatory approval.

12.  STOCK OPTION PLANS AND WARRANTS

     Management of the Company, in the Proxy relating to the August 6, 1998 Annual General Meeting of the Company, received shareholder approval to adopt a 1998 Economic Value Added Incentive Compensation Plan (EVA Plan). This Plan authorizes the grant of options for the purchase of 1,000,000 Common shares of the Company and reservation of the 1,000,000 Common shares.

13.  FINANCING

     On June 4, 1998, the Company entered into a Letter of Engagement with a brokerage firm to market up to 900,000 special warrants. Each special warrant entitled the holder to receive one common share and one common share purchase warrant. The exercise of two warrants entitled the holder to purchase one additional common share for a period of two years following the closing of placement. The warrant exercise price was Cdn$1.00 for the first twelve months and Cdn$1.25 for the second twelve months.

     During the quarter ended September 30, 1998, the Company issued 400,000 shares of its common stock related to the aforementioned transaction, along with warrants to purchase a further 200,000 common shares. Net proceeds totaled $272,108. Additionally, a commission, paid in special warrants, consisted of 32,000 common shares and warrants to purchase 16,000 common shares, and agents who arranged the placement of the above financing warrants received 80,000 additional warrants exercisable into 80,000 common shares. The agents' warrants have the same components, terms and conditions as the share purchase warrants.

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

     For comparison with quarterly data for fiscal year 1999, the cost of goods sold and inventories for each of the first three quarters of 1998 will be adjusted as depicted above in order to reflect the impact of the $590,000 adjustment on a quarterly basis.

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

     Had the Company followed the Canadian basis, the balance sheets contained within the consolidated financial statements would have been reported as follows:


                                                         SEPTEMBER 30,                                 MARCH 31,
                                                             1998                                         1998
                                             ------------------------------------          ------------------------------------
                                                  U.S.                 CANADIAN                 U.S.                CANADIAN
                                                 BASIS                  BASIS                   BASIS                 BASIS
                                             -------------          -------------          -------------          -------------
ASSETS
Current assets                               $   2,230,458          $   2,230,458          $   2,278,970          $   2,278,970
Fixed assets (a)                                   986,401                971,177                982,774                967,550
Other assets                                         8,855                  8,855                  9,386                  9,386
                                             -------------          -------------          -------------          -------------
                                             $   3,225,714          $   3,210,490          $   3,271,130          $   3,255,906
                                             =============          =============          =============          =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities                          $   2,397,261          $   2,397,261          $   2,657,645          $   2,657,645
Long term liabilities                              577,498                577,498                594,539                594,539
Minority interest                                  225,037                225,037                225,783                225,783
Common shares                                        6,411                  6,411                  5,345                  5,345
Additional paid-in capital (a) (c)              10,309,359              9,509,317              9,624,750              8,822,110
Deficit (a) (c)                                (10,289,852)            (9,505,034)            (9,836,932)            (9,049,516)
                                             -------------          -------------          -------------          -------------
                                             $   3,225,714          $   3,210,490          $   3,271,130          $   3,255,906
                                             =============          =============          =============          =============


     Had the Company followed the Canadian basis, the Statements of Operations contained within the consolidated financial statements would have been reported as follows:


                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                    -----------------------------------
                                                         1998                 1997
                                                    -------------         -------------
Net loss under U.S. basis                           $    (302,497)        $    (389,853)
Effect of change in reporting currency (a)                     --                    --
Effect of Arrangement costs (c)                                --                    --
                                                    -------------         -------------

Net loss under Canadian basis                       $    (302,497)        $    (389,853)
                                                    =============         =============
Basic and diluted net loss per share under
 U.S. basis                                         $        (.06)        $        (.10)
                                                    =============         =============
Basic and diluted net loss per share under
 Canadian basis (b)                                 $        (.05)        $        (.10)
                                                    =============         =============



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

POLYMER SOLUTIONS, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Three and Six Months ended September 30, 1998

RESULTS FROM OPERATIONS

Sales revenue increased 2% to $1,957,047 and 4% to $3,692,308 for the three and six month periods ended September 30, 1998, respectively, over sales revenue for the comparable periods one year ago, reflecting continued growth in demand for the Company's coatings and other products.

Gross profit increased to 29% from 19% during the second quarter and to 25% from 19% for the first six months from the comparable periods last year. Cost of goods sold for the year-ago periods has been adjusted as described in Note 14 of the Notes to Financial Statements in order to reflect the impact of a year-end $590,000 adjustment on each quarter of the fiscal year ended March 31, 1998.

Marketing and sales expense for the three months ended September 30, 1998 totaled $255,996, an increase of 8% from $237,189 in the comparable period a year ago, due primarily to a strengthening of the marketing and sales staff in order to expand the customer base and distribution channels. For the six months ending September 30, 1998 and 1997, marketing and sales expense totaled $445,755 and $462,460, respectively.

General and administrative expense totaled $168,001 for the quarter ended September 30, 1998, approximately the same level as $167,536 for the year-ago period. For the six months ended September, 1998 and 1997, general and administrative expense totaled $413,048 and $355,089, respectively.

Research and development expenses were $150,571 for the three months ended September 30, 1998, up 96% from $76,768 in the year-ago comparable period, reflecting an increase in the allocation of the Company's resources relating to product development. Research and development expenses for the six months ending September 30, 1998 and 1997 were $239,453 and $154,700, respectively.

Interest expense totaled $58,917 for the quarter ended September 30, 1998, compared with $43,156 for the same quarter a year ago. The 37% increase was due to the increased use of the Company's operating line of credit and the addition of capital lease obligations. Interest expense for the six months ended September 30, 1998 and 1997 was $125,760 and $84,147, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $2,048 in Cash compared to $1,177 at the end of fiscal 1998. Cash flow used in operating activities totaled $518,804 in the first six months of 1998 versus $272,512 in the comparable period last year. Additionally, capital additions were $392,352 in the six months ended September 30, 1998 compared to $77,406 for the same period a year ago. These requirements were financed primarily from a private placement, sale of the Company's former operating facility, conversion of debt to common equity, lease financing and borrowings on the Company's line of credit.

The Company has a working capital deficiency of $166,803 at September 30, 1998 versus $378,675 at the end of fiscal 1998. The current ratio at September 30, 1998 was 0.9 versus 0.9 for the fiscal 1998 year-end ratio.

OUTLOOK

During the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company's Board of Directors made strategic organizational changes and key senior management additions to the Company in order to provide an infrastructure of experienced management professionals dedicated to maximizing shareholder value. Their tasks include strengthening controls and achieving profitability with the present Company base, along with growing the Company externally through joint ventures, acquisitions, product licenses, new product development, synergistic strategic alliances and any other opportunities that could result in a meaningful increase in shareholder value.

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

PART II - OTHER INFORMATION

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company held its 1998 Annual General Meeting of Shareholders on August 6, 1998. The shareholders approved:

     a) the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers), Sacramento, California as auditors for fiscal 1999;

     b)   the election of directors;

     c) the adoption of the Polymer Solutions, Inc. 1998 Economic Value Added Incentive Compensation Plan.

5.   OTHER INFORMATION

     Directors as at September 30, 1998

             Gordon L. Ellis                          Darryl F. Jones
             Stephen H. Silbernagel                   John J. Sutherland
             Gerald A. Habib                          William A. Maligie
             E. Laughlin Flanagan

6.   EXHIBITS AND REPORTS ON FORM 8-K No exhibits.

     The Company filed a Current Report on Form 8-K, dated September 23, 1998, which reported an issuance of shares pursuant to a Private Placement of Special Warrants.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POLYMER SOLUTIONS, INC.
                                     (Registrant)



Date:   November 12, 1998                /s/ Gordon L. Ellis
                                     -------------------------------
                                     Gordon L. Ellis
                                     Chairman



Date:   November 12, 1998                /s/ Darryl Jones
                                     -------------------------------
                                     Darryl Jones
                                     Director