Form 10-Q/A
period 1998-09-30
POLYMER SOLUTIONS INC
filed 1999-01-26
CIK 863441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                                  CONFORMED COPY

                                   FORM 10-QA

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

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

POLYMER SOLUTIONS, INC.

                                     AMENDED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the
                    Three and Six Months ended September 30, 1998

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

YEAR 2000

Certain computerized systems have historically used two digits rather than four to define a year, which could result in the recognition of "00" as the year 1900 rather than the year 2000. This could result in system failures and miscalculations. This is generally referred to as the "year 2000 issue".

With regard to the state of readiness regarding the year 2000 issue, the Company has begun the evaluation and risk assessment relating to the potential impact of the Year 2000 issue in the areas of plant systems, external parties and information technology. As to plant systems, it has been determined that none of the Company's plant operating machinery is triggered by date, with the exception of the time clock. With regard to external parties, the Company plans to survey its key suppliers and service providers to determine their year 2000 readiness and their ability to provide raw materials and supplies and services without interruption. With regard to information technology, the

Company plans to upgrade its plant operation system software and accounting system software to year 2000 compliant versions by the end of the fourth quarter of fiscal 1999. The Company believes that with these computer system software upgrades, the Year 2000 issue will not pose significant plant operation system or accounting system problems. The Company will utilize both internal and external resources to implement the aforementioned upgrades.

The total cost of the Company's year 2000 activities, including the aforementioned computer system software upgrades, is not expected to exceed $20,000. Therefore, such cost is not expected to be material to the Company's operations, liquidity or capital resources.

With regard to the risks relating to the Company's year 2000 issue, there is still uncertainty as to those risks, and the Company cannot at this time quantify the total potential impact. The Company's year 2000 efforts are being directed toward issues within the Company's control. These efforts are expected to minimize, but not to eliminate, the issues of external parties.

The Company's contingency plans will be developed based upon the results of the year 2000 readiness surveys described above.


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

                                    POLYMER SOLUTIONS, INC.
                                    (Registrant)



Date:   January 25, 1999            /s/ Gordon L. Ellis
                                    -------------------------------
                                    Gordon L. Ellis
                                    Chairman



Date:   January 25, 1999            /s/ Darryl Jones
                                    -------------------------------
                                    Darryl Jones
                                    Director