Form 10-Q
period 1998-12-31
POLYMER SOLUTIONS INC
filed 1999-02-12
CIK 863441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


                                1569 Dempsey Road
                           Vancouver, British Columbia
                                 Canada V7K 1S8
                    (Address of principal executive offices)

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

                                                               Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of Dec. 31, 1998.

       TITLE OF CLASS                                        NO. OF SHARES
Common Shares, par value $0.001                                6,410,833

                             POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
              For the Three and Nine Months Ended December 31, 1998

                                TABLE OF CONTENTS

Item                                                                                            Page
Number                                                                                         Number
                         PART I -- FINANCIAL INFORMATION

1.   Financial Statements

          Consolidated Statements of Operations for the periods ended
               December 31, 1998 and 1997 ...................................................... 3

          Consolidated Balance Sheets at December 31, 1998 and
               March 31, 1998................................................................... 4

          Consolidated Statements of Cash Flows for the periods ended
               December 31, 1998 and 1997 ...................................................... 5

          Consolidated Statements of Shareholders' Equity (Deficiency)
               for the periods ended December 31, 1998 and 1997 ................................ 6

          Notes to Consolidated Financial Statements............................................ 7

2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations .......................................................................... 14


                          PART II -- OTHER INFORMATION

4.   Submission of matters to a vote of securities holders .................................... 16

5.   Other Information ........................................................................ 16

6.   Exhibits and Reports on Form 8-K ......................................................... 16

SIGNATURES .................................................................................... 16


The accompanying interim consolidated financial statements and notes are unaudited; However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended December 31, 1998 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        DECEMBER 31                      DECEMBER 31
                                                    1998           1997              1998           1997
Sales revenue                                    $ 1,966,646   $ 1,822,961         $ 5,658,954   $ 5,387,614

Costs of goods sold (Note 14)                     (1,419,281)   (1,459,307)         (4,190,070)   (4,357,417)
                                                 -----------   -----------         -----------   -----------
                                                     547,365       363,654           1,468,884     1,030,197
                                                 -----------   -----------         -----------   -----------
Corporate and administrative expenses:
 Marketing and sales                                 236,246       205,408             682,001       667,868
 General and administrative                          210,516       269,419             623,564       624,508
 Research and development                            134,691        85,015             374,144       239,715
                                                 -----------   -----------         -----------   -----------
                                                     581,453       559,842           1,679,709     1,532,091
                                                 -----------   -----------         -----------   -----------
Loss from operations                                 (34,088)     (196,188)           (210,825)     (501,894)

Interest expense                                    (117,312)      (53,643)           (243,072)     (137,790)
                                                 -----------   -----------         -----------   -----------
Loss before provision for income taxes              (151,400)     (249,831)           (453,897)     (639,684)
Provision for income taxes                                --            --                  --            --
                                                 -----------   -----------         -----------   -----------
Net loss                                         $  (151,400)  $  (249,831)        $  (453,897)  $  (639,684)
                                                 -----------   -----------         -----------   -----------
Basic and diluted net loss per share             $      (.02)  $      (.06)        $      (.08)  $      (.17)
                                                 -----------   -----------         -----------   -----------
Weighted average basic and diluted number
 of shares outstanding                             6,410,833     4,294,150           5,622,290     3,768,219
                                                 -----------   -----------         -----------   -----------

POLYMER SOLUTIONS, INC.

                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                                            DEC. 31                   MARCH 31
                                                             1998                       1998
                          ASSETS
Current assets:
  Cash                                                   $      3,818                $     1,177
  Accounts receivable, net                                    888,096                    976,201
  Inventories                                               1,069,021                  1,267,751
  Prepaid expenses                                            129,590                     33,841
                                                         ------------                -----------
                                                            2,090,525                  2,278,970

Fixed assets, net                                             951,701                    982,774
Other assets                                                    8,589                      9,386
                                                         ------------                -----------
                                                         $  3,050,815                $ 3,271,130
                                                         ============                ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                       $    851,858                $ 1,356,162
  Salaries payable                                            242,166                    262,035
  Professional fees payable                                    27,689                     70,681
  Operating line of credit                                  1,166,733                    879,967
  Current portion of capital lease obligations                 97,412                     67,738
  Current portion of mortgage payable                              --                     21,062
                                                         ------------                -----------
                                                             2,385,858                 2,657,645
Long-term liabilities:
  Capital lease obligations                                   530,421                    402,456
  Due to related parties                                       34,981                     88,895
  Mortgage payable                                                 --                     31,188
  Convertible note payable                                         --                     72,000
                                                         ------------                -----------
                                                            2,951,260                  3,252,184
                                                         ------------                -----------
  Minority interest                                           225,037                    225,783
                                                         ------------                -----------
Commitments and contingencies (Note 9)

Shareholders' equity (deficiency):
Preferred stock, $0.001 par value;
  Authorized -- 4,000,000 shares;
  issued and outstanding -- nil
Common stock, $0.001 par value;
  Authorized -- 20,000,000 shares;
  issued and outstanding, 12/31/98 --
  6,410,833 shares, and 3/31/98 -- 5,344,617                    6,411                      5,345

Additional paid-in capital                                 10,309,359                  9,775,173

Accumulated deficit                                       (10,441,252)                (9,987,355)
                                                         ------------                -----------
                                                             (125,482)                  (206,837)
                                                         ------------                -----------
                                                         $  3,050,815                $ 3,271,130
                                                         ============                ===========

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                         NINE MONTHS ENDED DECEMBER 31,
                                                               1998         1997
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss (Note 14)                                        $(453,897)    $(639,684)
   Adjustments to reconcile net loss to net cash used
   in operating activities
   Depreciation and amortization                              179,712        73,479
   Loss (gain) on disposal of assets                          (74,594)          299
   Accounts receivable                                         88,105      (311,283)
   Inventories (Note 14)                                      198,730      (265,161)
   Prepaid expenses and other assets                          (95,749)       (7,024)
   Accounts payable                                          (567,165)      415,149
                                                            ---------     ---------

Net cash used in operating activities                        (724,858)     (734,225)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital additions                                          (420,264)     (161,974)
  Proceeds from disposal of assets                            347,017
                                                            ---------     ---------
Net cash used in investing activities                         (73,247)     (161,974)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Cost of financing                                           (49,156)           --
  Proceeds from private placement                             293,876       596,438
  Proceeds from conversion of debt to equity                  289,785       300,236
  Proceeds from (payments on) convertible note                (72,000)       72,000
  Proceeds from (payments on) due to related
   parties, net                                               (53,914)     (220,488)
  Proceeds from (payments on) mortgage payable                (52,250)      (14,279)
  Borrowings on operating line of credit, net                 286,766       212,972
  (Payment) of capital lease obligations                      157,639            --
                                                            ---------     ---------
Net cash provided by financing activities                     800,746       946,879
                                                            ---------     ---------
Increase (decrease) in cash                                     2,641        50,680
Cash, beginning of period                                       1,177         2,538
                                                            ---------     ---------
Cash, end of period                                         $   3,818     $  53,218
                                                            =========     =========

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                    UNAUDITED

                                                  NINE MONTHS ENDED DECEMBER 31,
                                                  1998                      1997
                                         -------------------------------------------------
                                          COMMON                     COMMON
                                          SHARES        AMOUNT       SHARES        AMOUNT
                                         -----------------------   ------------------------
COMMON STOCK:
  Balance, beginning of period           5,344,617        $5,345   3,762,505       $3,763

  Shares issued, pursuant to --
   Private placement and other             432,333           432     885,339          885
   Debt to equity conversion               633,883           634     424,324          424
     (Shares to be issued subject
       to regulatory approval)

  Balance, end of period                 6,410,833         6,411   5,072,168         5,072
                                         ---------   -----------   ---------   -----------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period                  --     9,775,173          --     8,674,356
  Shares issued, pursuant to -
   Private placement, conversion of
     preferred shares and other                 --       294,190          --       696,089
   Debt to equity conversion                    --       289,151          --       299,812
   Cost of financing                            --       (49,155)         --            --

  Balance, end of period                        --    10,309,359          --     9,670,257
                                         ---------   -----------   ---------   -----------
DEFICIT:
  Balance, beginning of period                  --    (9,987,355)         --    (9,117,265)
  Net loss (Note 14)                            --      (453,897)         --      (639,684)
                                         ---------   -----------   ---------   -----------
  Balance, end of period                        --   (10,441,252)         --    (9,756,949)
                                         ---------   -----------   ---------   -----------
TOTAL SHAREHOLDERS' EQUITY
 (DEFICIENCY)                            6,410,833   $  (125,482)  5,072,168   $   (81,620)
                                         =========   ===========   =========   ===========

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS

     Polymer Solutions, Inc. ("PSI" or "Company") is a Nevada corporation incorporated in July 1996. Through its wholly-owned subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), PSI is engaged in the development and sale of water-based and solvent-based coatings, sealants and adhesives to industrial users in California and neighboring states, including manufacturers of furniture, cabinets, doors and moldings.

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

     As of December 31, 1998, the Company's financial statements reflect a reduction in losses from operations compared to prior periods, as restated per Note 14. In addition, on October 30, 1998, the Company's operating subsidiary obtained a new $1,800,000 asset-based line of credit, which is expected to save approximately 10 percentage points per annum in interest and fees, and which is expected to finance the continued growth of the Company. See Note 5.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from wood coatings customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $34,628 and $41,530 at December 31, 1998 and March 31, 1998, respectively.

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

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which changes the basis upon which earnings (or loss) per share is calculated. As required by this statement, the Company adopted its provisions for the quarter ended December 31, 1998, and retroactively for each quarter presented in the financial statements.

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

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current presentation.

3.   INVENTORIES

                                                 DEC. 31,      MARCH 31,
                                                  1998          1998
Raw materials and supplies                     $  643,242    $  830,174
Finished goods                                    665,620       684,502
Less allowance for a slow-moving inventory       (239,841)     (246,925)
                                               ----------    ----------
                                               $1,069,021    $1,267,751

4.   FIXED ASSETS

                                                            DECEMBER 31, 1998
                                                               ACCUMULATED
                                                    COST       DEPRECIATION       NET

Land                                             $       --      $      --     $     --
Laboratory equipment                                138,579         73,661       64,918
Office equipment                                    181,206         90,600       90,606
Production Equipment -- owned and leased          1,026,611        377,976      648,635
Building                                                 --             --           --
Leasehold improvements                              147,329          9,562      137,767
Assets in hands of customers                         10,478            703        9,775
                                                 ----------      ---------     --------
                                                 $1,504,203      $ 552,502     $951,701
                                                 ==========      =========     ========

                                                              MARCH 31, 1998

Land                                             $  110,000      $      --     $110,000
Laboratory equipment                                 84,830         63,298       21,532
Office equipment                                    113,567         70,766       42,801
Production equipment -- owned and leased            842,401        241,526      600,875
Building and improvements                           177,935         13,426      164,509
Leasehold improvements                               43,419            362       43,057
                                                 ----------      ---------     --------
                                                 $1,372,152      $ 389,378     $982,774
                                                 ==========      =========     ========


On July 22, 1998, the Company sold the land and building of its previous operations facility.

5.   OPERATING LINE OF CREDIT

     The Company, on October 30, 1998, through its operating subsidiary, replaced its prior loan arrangements with a new $1,800,000 asset-based revolving line of credit. Funds available to be advanced are limited to 85% of eligible accounts receivable up to the maximum loan amount, and to 50% of eligible inventories to a maximum of $600,000. Interest is payable on funds advanced at prime rate as published by Citibank, N.A. plus 2.75% per annum.

6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt at December 31, 1998 and March 31, 1998 consisted of the following:

                                                                            12/31/98      3/31/98
Capital lease obligations bearing interest ranging from 12 1/2%             $627,833      $470,194
 to 18 2/3%, payable in monthly principal and interest payments and secured by the related equipment

Mortgage payable bearing interest of 9%, payable in monthly
 principal and interest payments of $2,075 and secured by the
 related property and equipment                                             $     --       52,250

Convertible note bearing simple interest of 10%, payable in a balloon payment of principal and interest in June, 1999; note is
 convertible at US$.72 per common share                                           --        72,000
                                                                            --------      --------
                                                                             627,833       594,444

Less current portion                                                          97,412        88,800
                                                                            --------      --------
                                                                            $530,421      $505,644
                                                                            ========      ========

7.   RELATED PARTY TRANSACTIONS

     At December 31, 1998, $34,981 was due to related parties of the Company.

8.   INCOME TAXES
     The Company and its subsidiaries have operating loss carry-forwards in excess of $5,000,000 expiring at various dates through 2013, as well as certain federal and state tax credits, which are indefinite as to duration. These operating loss carry-forwards and tax credits are available for offset against future taxable incomes arising from Canadian and United States operations. There are no other material temporary differences. Considering the Company's cumulative losses, the Company has provided a valuation allowance of 100% against all available loss carry-forwards and tax credits.

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

11.  COMMON STOCK

     REORGANIZATION

     By a reorganization completed February 26, 1997, the Company acquired all 11,752,907 common shares of the issued share capital of AMT in consideration for the issue of 3,762,505 common shares of the Company and 155,130 preferred shares of PSI's 99.9% owned subsidiary, PSI Acquisitions Corp. (PAC). The purpose of the reorganization was to consolidate the issued share capital on a 1:3 basis and to redomicile the publicly-listed parent company from British Columbia, Canada to the United States. PSI and PAC were organized by AMT for purposes of the reorganization and had no businesses or operations of their own prior thereto. The reorganization was accounted for in a manner similar to a pooling of interests and certain comparative amounts relating to share capital, loss per share, outstanding stock options and outstanding warrants were restated on a post-reorganization basis.

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

     SHARES FOR DEBT

     At September 30, 1998, the number of common shares of common stock outstanding and the equity portion of the balance sheet reflected the conversion of $289,785 of debt to 633,883 shares, which were to be issued subject to regulatory approval. Such regulatory approval was obtained during the quarter ended December 31, 1998.

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

                                   Adjustment
                                   ----------
              First quarter        $152,264
              Second quarter       $214,059
              Third quarter        $121,863
              Fourth quarter       $101,814
                                   --------
              Total                $590,000
                                   ========

     For comparison with quarterly data for the fiscal year ending 3/31/99, the cost of goods sold and inventories for each of the first three quarters of the fiscal year ending 3/31/98 have been adjusted as depicted above in order to reflect the impact of the $590,000 adjustment on a quarterly basis.

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

     Had the Company followed the Canadian basis, the balance sheets contained within the consolidated financial statements would have been reported as follows:

                                              DECEMBER 31,                      MARCH 31,
                                                 1998                            1998
                                          U.S.        CANADIAN            U.S.        CANADIAN
                                         BASIS         BASIS             BASIS         BASIS
ASSETS
Current assets                       $  2,090,525   $ 2,090,525      $  2,278,970   $ 2,278,970
Fixed assets (a)                          951,701       936,477           982,774       967,550
Other assets                                8,589         8,589             9,386         9,386
                                     ------------   -----------      ------------   -----------
                                     $  3,050,815   $ 3,035,591      $  3,271,130   $ 3,255,906
                                     ------------   -----------      ------------   -----------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities                  $  2,385,858   $ 2,385,858      $  2,657,645   $ 2,657,645
Long term liabilities                     565,402       565,402           594,539       594,539
Minority interest                         225,037       225,037           225,783       225,783
Common shares                               6,411         6,411             5,345         5,345
Additional paid-in capital (a)(c)      10,309,359     9,509,317         9,624,750     8,822,110
Deficit (a)(c)                        (10,441,252)   (9,656,434)       (9,836,932)   (9,049,516)
                                     ------------   -----------      ------------   -----------
                                     $  3,050,815   $ 3,035,591      $  3,271,130   $ 3,255,906
                                     ------------   -----------      ------------   -----------


     Had the Company followed the Canadian basis, the Statements of Operations contained within the consolidated financial statements would have been reported as follows:

                                                  NINE MONTHS ENDED DECEMBER 31,
                                                     1998               1997
Net loss under U.S. basis                         $(453,897)          $(639,684)
Effect of change in reporting currency (a)               --                  --
Effect of Arrangement costs (c)                          --                  --
                                                  ---------           ---------
Net loss under Canadian basis                     $(453,897)          $(639,684)
                                                  =========           =========

Basic and diluted net loss per share under
 U.S. basis                                       $    (.08)          $    (.17)
                                                  =========           =========
Basic and diluted net loss per share under
 Canadian basis (b)                               $    (.08)          $    (.16)
                                                  =========           =========

----------

(a) For Canadian purposes, the Company adopted the U.S. dollar as the functional currency for the consolidated financial statements effective January 1, 1995. The comparative amounts reported in Canadian dollars for share capital and non-monetary assets and liabilities were translated into U.S. dollars at the December 31, 1994 exchange rate of one U.S. dollar equal to Cdn $1.4018.

(b) On a U.S. basis, common shares returnable to the issuer if specified conditions are not met are excluded from the determination of weighted average number of common shares used for calculation of earnings per share if those conditions are not currently being attained. On a Canadian basis, the 197,774 common shares escrowed for release pursuant to cumulative cash flow earned from operations would have been included for reporting loss per share.

(c) On a U.S. basis, expenses related to a pooling of interests are charged to income in the period the expenses are incurred. On a Canadian basis, the costs of the Reorganization are treated as a capital transaction, charged to paid-in capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Three and Nine Months ended December 31, 1998

RESULTS FROM OPERATIONS

Sales revenue increased 8% to $1,966,646 and 5% to $5,658,954 for the three and nine month periods ended December 31, 1998, respectively, over sales revenue for the comparable periods one year ago, reflecting continued growth in demand for the Company's coatings and other products.

Gross profit increased to 28% from 20% during the third quarter and to 26% from 19% for the first nine months from the comparable periods last year. This is from lower raw material costs and bringing in-house the toll manufacturing previously done by sub-contract manufacturers. Cost of goods sold for the year-ago periods has been adjusted as described in Note 14 of the Notes to Financial Statements in order to reflect the impact of a year-end $590,000 adjustment on each quarter of the fiscal year ended March 31, 1998.

Marketing and sales expense for the three months ended December 31, 1998 totaled $236,246, an increase of 15% from $205,408 in the comparable period a year ago, due primarily to a strengthening of the marketing and sales staff in order to expand the customer base and distribution channels. For the nine months ended December 31, 1998 and 1997, marketing and sales expense totaled $682,001 and $667,868, respectively.

General and administrative expense totaled $210,516 for the quarter ended December 31, 1998 compared to $269,419 for the year-ago period. For the nine months ended December 31, 1998 and 1997, general and administrative expense totaled $623,564 and $624,508, respectively.

Research and development expenses were $134,691 for the three months ended December 31, 1998, up 58% from $85,015 in the year-ago comparable period, reflecting an increase in the allocation of the Company's resources relating to product development. Research and development expenses for the nine months ending December 31, 1998 and 1997 were $374,144 and $239,715, respectively.

Interest expense totaled $117,312 for the quarter ended December 31, 1998, compared with $53,643 for the same quarter a year ago. The increase was due to the following: $45,752 of primarily one-time fees on the Company's new $1.8 million asset-based revolving line of credit; an increase in operating line of credit borrowings from $996,743 at December 31, 1997 to $1,166,733 at December 31, 1998, offset by an effective interest rate reduction as a result of the new credit facility of approximately 10 percentage points; and also to the addition of capital lease obligations. Interest expense for the nine months ended December 31, 1998 and 1997 was $243,072 and $137,790, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $3,818 in cash compared to $1,177 at the end of fiscal 1998. Cash flow used in operating activities totaled $724,858 in the first nine months of 1998 versus $734,225 in the comparable period last year. Additionally, capital additions were $420,264 in the nine months ended December 31, 1998 compared to $161,974 for the same period a year ago. These requirements were financed primarily from a private placement, sale of the Company's former operating facility, conversion of debt to common equity, lease financing and borrowings on the Company's line of credit.

The Company has a working capital deficiency of $295,333 at December 31, 1998 versus $378,675 at the end of fiscal 1998. The current ratio at December 31, 1998 was 0.9 versus 0.9 for the fiscal 1998 year-end ratio.

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

PART II -- OTHER INFORMATION


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

     Directors as at December 31, 1998

     Gordon L. Ellis                          Darryl F. Jones
     Stephen H. Silbernagel                   John J. Sutherland
     Gerald A. Habib                          William A. Maligie
     E. Laughlin Flanagan

6.   EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits.

     The Company filed a Current Report on Form 8-K, dated December 8, 1998, which reported an issuance of shares pursuant to Shares for Debt agreements with certain creditors.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLYMER SOLUTIONS, INC.
                                        (Registrant)


Date: February 10, 1999                 /s/ Gordon L. Ellis
                                        ----------------------------------------
                                        Gordon L. Ellis
                                        Chairman


Date: February 10, 1999                 /s/ Stephen  Silbernagel
                                        ----------------------------------------
                                        Stephen Silbernagel
                                        Director