Form 10-K405
period 1999-03-31
POLYMER SOLUTIONS INC
filed 1999-06-29
CIK 863441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to ____________ .


                         COMMISSION FILE NUMBER 0-18583

                             POLYMER SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

       Nevada, U.S.A.                                      88-0360526
(State or other jurisdiction                             (I.R.S. Employer
      of incorporation)                                 Identification No.)

                                1569 Dempsey Road
                        North Vancouver, British Columbia
                                 Canada V7K 1S8
                            Telephone: (604) 683-3473

                    (Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS:                                      NO. OF SHARES:

Common Shares, par value $0.001                           6,410,833

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant on June 24, 1999 was Cdn$3,911,596 and US$1,856,770 computed by reference to the closing sale price of the Common Shares on the Vancouver Stock Exchange and the Over the Counter Bulletin Board, respectively, on such date. The aggregate number of Common Shares outstanding on June 24, 1999 was 6,475,785.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement prepared for the Company's Annual General Meeting of Shareholders to be held are incorporated by reference in Part III.
                    The Exhibit Index is located on page 37.

                             POLYMER SOLUTIONS, INC.
                           Annual Report on Form 10-K
                    For the Fiscal Year Ended March 31, 1999

                                TABLE OF CONTENTS

ITEM                                                                                 PAGE
NUMBER                                                                              NUMBER
                                     PART I

1.      Description of Business........................................................ 3

2.      Properties..................................................................... 9

3.      Legal Proceedings..............................................................10

4.      Submission of Matters to a Vote of Security Holders............................10

                                     PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters..........11

6.      Selected Financial Data........................................................12

7.      Management's Discussion and Analysis of Financial Condition and Results of
        Operation......................................................................13

8.      Financial Statements and Supplementary Data....................................16

9.      Changes in and Disagreements With Accountants on Accounting and Financial
        Disclosure.....................................................................32

                                    PART III

10.     Directors and Executive Officers of the Registrant.............................32

11.     Executive Compensation.........................................................32

12.     Security Ownership of Certain Beneficial Owners and Management.................32

13.     Certain Relationships and Related Transactions.................................32

                                     PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............32

SIGNATURES.............................................................................36

EXHIBIT INDEX..........................................................................37

 Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Polymer Solutions, Inc. (the "Registrant" or "PSI") develops, manufactures and distributes paints, coatings and adhesives to various industries, primarily in California. During the past year, PSI constructed a new production facility in Chico, California that allows the Company significant growth opportunities both internally and by way of acquisition. Presently, the new facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased to over $50 million per year.

The Registrant conducts all of its product development, manufacturing and marketing/sales through its wholly-owned operating subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), which is based in Chico, California. Additionally, public-company management and regulatory reporting for the Registrant has been the responsibility of its office located at 1569 Dempsey Road, North Vancouver, British Columbia V7K 1S8. The telephone number is (604) 683-3473 or toll-free 1-800-377-8323. The Company also has a web site at "polysolutions.com". During fiscal year 1999, these activities were partially transferred to the new corporate headquarters in Chico, California.

The Registrant holds its investment in AMT USA through two British Columbia-resident holding companies, AMT Environmental Products Inc. ("AMT") and PSI Acquisitions Corp. ("PAC"). PSI is a Nevada corporation incorporated in July 1996. By a reorganization completed February 26, 1997, PSI acquired all 11,752,907 common shares of the issued share capital of AMT in consideration for the issue of 3,762,505 common shares of PSI and 155,130 preferred shares of PSI's 99.9% owned subsidiary, PSI Acquisitions Corp., a British Columbia corporation.

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

The Registrant and its subsidiaries, PAC, AMT and AMT USA are herein referred to together as "Polymer Solutions, Inc.", "PSI" or the "Company".

The market for paints and coatings in the USA is estimated at US$17.2 billion and the market is expected to track the growth of US GDP. The Company's primary target market is the five western states, which include California, Nevada, Oregon, Washington and Arizona. There are about 250 paint companies operating in this region with combined revenue estimated at US$3.4 billion. Revenue per company ranges from the multi-million dollar company with 500 or more employees, to the cottage industry companies with revenue of several hundreds of thousand dollars and fewer than 10 employees. Revenue per company in these five western states is estimated to average US$13.5 million.

PSI's growth strategy is twofold. First, to identify and acquire several companies that have profitable revenue in complimentary product lines with established distribution channels. In addition, management believes that this growth strategy will accrete to margins, which, due to PSI's size, should provide an above average industry level of EBITDA.

And, second, the growth rate of the Company's high-performance low volatile organic compound (VOC) coating products is expected to accelerate due to a number of environmental issues that these proprietary products address and satisfy.

Over the past ten years, PSI has developed and produced a suite of high performance low VOC compliant products with high quality and performance characteristics. These products satisfy specific environmental requirements and they compete with industry standard solvent-based products that have much higher levels of VOCs. Management's assessment of the environmental arena is that the trend towards reduction or elimination of VOCs and certain hazardous solvents will accelerate in the next few years. The Company is in position to benefit, as its low VOC products are formulations based on proprietary polymer chemistry. These products are established in the marketplace and it is expected that the growth rate of this market segment will be much higher than traditional coating products and much higher than the GDP growth rate.

THE COMPANY

PSI develops and manufactures proprietary coatings and adhesives and markets them to a wide range of users. The Company utilizes polymer chemistry and in-house developed techniques. The primary thrust of the technology is to provide competitively priced products that meet or exceed all proposed governmental clean-air regulations, while delivering performance characteristics equal or superior to existing products.

The Company's focus is the refinement and marketing of its low VOC coatings in the five-state western region. The product group consists of stains, sealers and a wide variety of topcoats suitable for use by industrial and retail customers. The Company also produces a water-based adhesive, which is sold to the aerospace and motor home industries.

The Company's 45 employees operate out of a fully integrated new manufacturing plant located in Chico, California. The facility is capable of producing and shipping 4.8 million gallons of coatings per year. This equates to revenue in excess of US$50 million per annum.

PSI's products have demonstrated superior performance and gained significant market share in targeted California markets. PSI's team of chemists continues to extend the Company's lead in new developments in the industry through advanced research.

THE INDUSTRY

Worldwide paints and coatings shipments are valued at approximately $50 billion, with sales in the USA of $17.2 billion. The adhesive and sealant markets are valued at $18 billion, with the USA generating a third of all sales, or about $6 billion. The Original Equipment Manufacturing (OEM) segment typically includes the higher value-added products within this diverse industry.

OEM coatings and adhesives products are performance-driven markets. The successful products are designed to provide a particular combination of properties at acceptable costs and application ease. PSI expects the markets for many of its performance coatings to grow at 15-25% per year.

The Company's depth of knowledge in polymer chemistry has enabled it to develop its current line of low VOC high-performance coatings applicable to several media including wood, metal, glass and aggregate. In addition, it is developing leading edge coatings and adhesives ahead of the industry's largest, most-established firms. The Company's formulated coating and adhesive products are significant intellectual property assets. This proprietary position reflects a technology and expertise that enables the Company to provide products that meet and exceed customer and regulatory expectations, especially where competitors have been unsuccessful.

THE PRODUCTS

High VOC solvent-based coatings have been the accepted standard within the wood furnishings industry for decades, despite their high solvent content. However, water-based coatings and drastically VOC reduced solvent-based coatings offer a higher solids content, with the water or very low VOC solvents, rather than traditional high VOC solvents, acting as the carrier for these solids. PSI's low VOC coatings and water-based products means that less material evaporates during spray or brush-on applications and the materials that do evaporate are much less hazardous than traditional solvent-based products.

PSI's research chemists have developed products that satisfy expected government environmental guidelines while maintaining important quality standards. The Company's low-VOC products offer several additional advantages such as increased yield per gallon, more durability with better clarity and decreased health risks to employees.

The Company's line of water-based and low-VOC wood coatings includes first coat stains, sealers and topcoats for furniture manufactures. The Company also produces and markets water-based industrial adhesives and a line of metal and concrete coatings. Several other coating formulations are in the development stage, such as polymeric coatings suitable for a variety of plastic substrates, polymer-based floor coatings and ultra-violet curable coatings.

The Company markets its products under the trade marked brand name AMT.

THE MARKET

There has been resistance to change among long time users of solvent-based coatings. Their concerns are similar to almost every industry that has been doing things in a given way for a long time. They have a reluctance to try something new when what they have works well for their purposes, even if what they now use provokes environmental, health or safety concerns. Also, other manufacturers have presented numerous sub-standard and relatively poorly performing low VOC and water-based products to the market during the past decade. The negative environmental and health aspects of traditional solvent-based products have not been enough of an incentive to encourage manufacturers and users to change technologies.

The wood coatings market is just one segment of the multi-billion dollar paint and coatings industry. This industry can be characterized as changing rather than growing, as more research and development effort is spent on water-based coatings, high-solid liquid finishes, 100% solids powder coatings and radiation curable materials for a variety of end uses including machinery, aluminum products and wood furnishings.

The competitive nature of the paint industry results in continual acquisitions and consolidations. The total number of US companies within the industry has decreased steadily from 1,977 to an estimated less than 1,400 companies today. The ten largest producers have over 50% of the U.S. market for coatings. There are several companies, such as PPG Industries, DuPont and BASF, with national distribution but, generally, the paint and coatings industries remain a highly regional business.

THE GROWTH STRATEGY

The primary reason for the historical growth of the Company has been due to the dynamics of the Company's marketing, manufacturing operations and growth strategy. As revenues increase the incremental cost of goods sold decreases, which positively impacts on the gross margins of incremental revenue.

PSI has historically limited its marketing and sales activities primarily to California area but is now in position to implement a more aggressive growth strategy. The Company is now planning the expansion of its marketing and sales efforts to extend the market focus for its state-of-the-art coatings products to new markets. The Company's wood coating markets include manufacturers of solid and laminate wood furniture, rattan, cabinets, doors, windows, moldings, signs, sporting goods and sundry smaller articles such as picture frames. The total available target market within the California region is estimated at over US$100 million. This market can be serviced by both of PSI's Chico and El Monte locations.

Competitive forces and environmentally driven changes will decrease the number of competitors in the coatings industry (particularly the mid-size companies). The survivors will be companies that can operate globally and focus their efforts directly on regional markets.

There are just under 1,400 firms in the United States that make paint and coatings. Almost two-thirds of the plants are located east of the Mississippi River. Manufacturers are typically close to population centers due to logistics. The top 15 companies accounted for more than 60% of the US domestic coatings market by volume in 1994.

There are many companies with revenues of less than US$15 million operating in the marketplace. The paint business traditionally has had very few barriers to entry and it was relatively easy to start a regional, fully integrated paint company. However, recently introduced environmental legislation has made the entry into the coatings business a more strenuous and expensive proposition. These regulations are being applied to existing small manufacturers who face the expense of upgrading their operations. In many cases, the businesses are too small or have limited growth opportunities to offset the cost of upgrading the manufacturing facility to achieve regulatory compliance. This economic fact provides PSI with an opportunity to purchase existing businesses as the owners have limited exit strategies.

There are about 215 companies that have fewer than 50 employees in the Company's target market. These companies share some common elements such as outdated facilities, older coating technologies and lack of growth opportunities. Combined, however, they also have established significant distribution channels and a large diversified customer base.


THE COMPETITION

AMT USA's major domestic competitors include AKZO Nobel, The Sherwin-Williams Company, Guardsman/Lilly Industries, U.S. Cellulose Company, Inc., MacLac, Cardinal Paints, Rudd Coatings, Performance Coatings, Triangle Paints and Kelly Moore.



SALES BREAKDOWN BY MAJOR CATEGORIES OF ACTIVITY

                                                                               Other
        For the Fiscal Year Ended           Wood                              Coatings            Total
        March 31                          Coatings          Adhesives         and Misc.           Sales
        1999                             $7,123,214        $  167,553        $  516,524        $7,807,291

        1998                             $6,640,785        $  142,459        $  545,703        $7,328,947

        1997                              4,325,930           248,587           421,458         4,995,975

        1996                              2,989,015           198,527           210,771         3,398,313

        1995                              2,175,861           170,461           168,639         2,514,961

        1994                                531,747           169,366           127,894           829,007

        1993                                 89,444           161,460            38,633           289,537

RAW MATERIALS

AMT USA's raw materials are widely available from a number of sources; thus the Company is not dependant upon any one supplier. AMT USA carries on a program of continual evaluation of new or improved raw materials in order to ensure that the Company is aware of any new technology or raw material offering, improved performance or a more cost effective way of making its products.

SEASONALITY OF THE U.S. FURNITURE INDUSTRY

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

There are 51 regions in the United States which have been classified as Non-Attainment Areas, the most significant of which is the Los Angeles Basin in California. The Los Angeles Basin is a major manufacturing, industrial and population center which, in combination with its topographic and atmospheric characteristics, produces an inversion layer conducive to retaining pollutants (i.e. "smog"). The South Coast Air Quality Management District ("SCAQMD") was created by the California State Legislature in 1977 with a mandate to restrict the emissions of photochemically-reactive, smog-producing chemicals and solvents. These chemicals and solvents often contain VOCs.

Rule 1136 was adopted in 1983 by the SCAQMD to regulate users of wood coatings containing VOCs. The Rule describes specific grams per liter and pounds per gallon limits for each type of coating: top coats, stains(undercoats) and sealers. These limits were to have decreased over a six-year period from July 1, 1990 to July 1, 1996. Effective June 14, 1996, the Board of the SCAQMD resolved to amend the timing of the implementation of reductions in allowable levels of VOCs in top coats from July 1, 1996 to July 31, 1997, in favor of an incentive program to reward furniture and cabinet manufacturers who make the switch to compliant coatings in advance of the new date. Similar limits pertaining to sealers (undercoats) and stains will also become effective July 31, 2005.

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

The Company expenses research and development costs as they are incurred. During the fiscal year ended March 31, 1999, the Company incurred research and development costs of $507,643 (1998 - $332,066; 1997 - $428,682 ; 1996 -
$443,592).

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

CEO and President - E. Laughlin Flanagan

Mr. Flanagan is a senior management executive with over 20 years of broad technology company experience, from start-up to a Fortune 500 subsidiary to a $250 million publicly traded company. His background includes CFO, COO and CEO positions at several leading-edge firms including National Micronetics, Inc. and ITT Corporation. His experience encompasses the acquisition of capital and financing, the expansion of firms through internal growth, strategic alliances and acquisitions.

CEO & President, AMT - William A. Maligie

Mr. Maligie has a Bachelor of Science, Polymer Technology from California State University, Chico, California and a Masters in Business Administration from the University of Texas, Dallas. Prior to joining the Company in 1989, he managed product development, marketing and sales for Texas Instruments and the Dynachem Division of Morton Thiokol.

Ryan Oates, General Manager

Mr. Oates is one of PSI's leading chemists. His knowledge and ability in the development and adaptation of wood coatings to specific situations is excellent and has greatly contributed to PSI's product line expansion

Craig Pollock, Vice President Marketing & Sales

Craig has over 14 years of sales management experience including Duckback Products, Inc. and Olympic Stain. He was responsible for the establishment of national distributor programs which helped in increasing volume by almost 10-fold in less than 6 years.

Wade Potter, Director of Research & Development

Wade Potter has both a Bachelors and a Masters degree in Chemistry and Polymer Chemistry respectively, from the State University of New York in Syracuse, New York. In addition, he has 19 years experience in development and market application chemistry, including extended periods in the well-established laboratories of Morton Thiokol Inc. and Ablestik Laboratories. Mr. Potter is responsible for directing PSI's research and development efforts.

PSI also has additional technical sales support, manufacturing, research and development and logistical support staff in the offices in Chico.

Secretary/Treasurer - Darryl Jones

Darryl F. Jones is a Chartered Accountant and has many years of experience in financial management, and reporting. Mr. Jones has been on the Board of Directors for the Company and its predecessor since January 1994. Previously, Mr. Jones was President, CEO and a Director of a publicly-held company, listed on the NASDAQ, which manufactures and sells absorbent products for the industrial and animal care markets. In early 1997, Mr. Jones became Vice President, Finance for a technology company which developments and operates a computer network providing EDI and electronic financial services to financing institutions.


1.12  Personnel

As of June 11, 1999, the Company has 45 full-time employees. The Company and its subsidiaries also contract a small number of temporary employees and contractors to provide administration or marketing services on specific, short-term projects.


ITEM 2. PROPERTIES

Chico, CA - New Manufacturing and Administration Facility

 In fiscal year 1999, AMT USA relocated to a new leased state-of-the-art manufacturing and administrative facility in Chico, California. The facility as presently configured approximates 50,000 square feet. This new facility brings the capacity of the Company to approximately $50 million of revenue per year, with adequate room to expand at this location. This facility houses operations, materials management, research, finance and administrative functions. The lease requires monthly payments of $17,145 to $20,307 during the ten-year term.

During fiscal year 1999, the Company sold the 20,000 square foot facility in Chico, California, which formerly housed the manufacturing, laboratory and administration functions of the Company.

Los Angeles, CA -  Sales & Technical Service Facility

AMT USA has leased an office and warehouse unit of approximately 5,300 square feet in South El Monte, California, which is located within the County of Los Angeles. The facility has easy access to interstate highways.

This facility serves as a warehouse, regional sales office and laboratory for minor color matching/shading as required by wood coating customers. This facility has improved the Company's turn-around time in development of samples for test runs on customers' equipment. The lease has a term which expires August 31, 2001, with an option held by AMT USA to continue for an additional five-year term at prevailing rental rates. Monthly lease payments of approximately $3,450 are required.

Vancouver, Canada Principal Executive Office

The Registrant shares 1,250 square feet of office space with related companies at 1569 Dempsey Road, North Vancouver, British Columbia, Canada, V7K 1S8. The terms of the rental agreement call for total monthly payments of Cdn$1,000, which includes the use of office equipment and furniture. (See Part III, Item 13 "Certain Relationships and Related Transactions").

ITEM 3. LEGAL PROCEEDINGS

At the present time there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on the OTC Bulletin Board under the trading symbol PYSU, and on the Vancouver Stock Exchange ("VSE") under the trading symbol PYM. The trading volumes of the Company's shares on the OTC Bulletin Board have been very small. The VSE is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending March 31, 1999, 1998, and 1997, adjusted to a post-reorganization basis (i.e. 1 new share for 3 old shares; completed February 26, 1997).

Canadian Dollars:

                           FISCAL 1999                 FISCAL 1998                 FISCAL 1997
                       HIGH          LOW           HIGH          LOW           HIGH          LOW
First quarter         $1.05         $0.75         $1.00         $0.70         $3.57         $2.13

Second quarter        $1.00         $0.60         $1.12         $0.70         $3.15         $2.13

Third quarter         $0.70         $0.40         $1.25         $0.71         $2.97         $1.80

Fourth quarter        $0.89         $0.40         $1.00         $0.70         $2.00         $1.00

SHAREHOLDERS

The Company has 455 registered shareholders as at June 17, 1999. The articles and by-laws of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

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

                                                                   Year ended March 31
                                       1999              1998              1997              1996              1995
Sales revenue                       $ 7,807,291       $ 7,328,947       $ 4,995,975       $ 3,398,313       $ 2,514,961
Cost of goods sold                   (5,750,127)       (5,904,797)       (3,768,510)       (2,602,423)       (1,844,067)
                                    -----------       -----------       -----------       -----------       -----------
                                      2,057,164         1,424,150         1,227,465           795,890           670,894

Corp./Admin. expenses                 2,377,592        (2,102,042)       (2,029,422)       (1,982,965)       (1,462,186)

Loss from operations                   (320,428)         (677,892)         (801,957)       (1,187,075)         (791,292)
Interest expense (net)                 (280,456)         (189,382)          (96,335)          (81,611)          (11,822)
Other items                              74,594            (2,816)          (19,890)               --                --
Reorganization costs                                                       (185,449)

Loss for the year                      (526,290)         (870,090)       (1,103,631)       (1,268,686)         (803,114)
Loss per share                             (.09)            (0.21)            (0.31)            (0.40)             0.32)
Dividends per share                          --                --                --                --                --
Working capital                         926,847           501,292           477,034           875,706           438,875
Total assets                          3,206,480         3,271,130         2,368,291         2,220,570         1,276,183
Long term debt/loans                  1,815,542         1,474,506         1,126,423           400,437           157,711
Shareholders' equity (deficit)         (197,874)         (206,837)         (439,146)          651,075           275,395

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS

Sales revenues for the fiscal year ended March 31, 1999 were $7,807,289, an increase of almost 7% over the fiscal 1998 total of $7,328,947, which was an increase of 47% over the fiscal 1997 total of $4,995,975. The increases in both fiscal 1999 and 1998 were due to the continued growth in the number of customers converting to the Company's wood coating products, to continued market acceptance of the Company's new water-based mill work primer products, to increases in sales of the traditional, well-accepted higher-VOC (volatile organic compounds) wood coatings, and to increases in sales of the Company's other products. The lower percentage increase from fiscal 1998 to fiscal 1999 was the result of focusing on relocation to the Company's new manufacturing facility and improving manufacturing margins.

Gross profit for the fiscal year ended March 31, 1999 increased to $2,057,164 from $1,424,150 for fiscal 1998. This increase in gross profit was due to the aforementioned sales increase, which accounted for an approximate $98,664 increase in margins; an approximate $624,620 of material cost reductions, and hence, improved margins, which were achieved through a combination of negotiated material purchase price reductions and reformulation of the Company's products; and were offset somewhat by the increase in manufacturing overhead due to the higher costs of the new building, by approximately $90,272. Gross profit for the fiscal year ended March 31, 1998 increased to $1,424,150 from $1,227,465 for fiscal 1997. This increase in gross profit was due to the aforementioned sales increase, offset to some extent by several factors. First, a $246,925 reserve for excess and obsolete inventory was established in accordance with prudently conservative inventory management practices being implemented by the Company. Second, a $96,063 non-recurring product warranty expense was incurred. Third, $292,571 was expended for production contract labor, primarily in solvent-based coatings.

Marketing and sales expenses in fiscal 1999 represent an 8% increase to $934,019 over the fiscal 1998 total of $864,739. This increase was caused by an additional $38,341 in commissions expense and an additional $30,939 in additional compensation, travel and other expenses related to the increase in the Company's marketing and sales efforts.

Marketing and sales expenses for the fiscal year ended March 31, 1998 totaled $864,739, an increase of 10% from the fiscal 1997 total of $784,158. The increase was due primarily to rising commissions expense due to the increase in sales volume.

General and administrative expenses were $935,930 for the year ended March 31, 1999 versus $905,237 in fiscal 1998 and $816,582 in fiscal 1997. The increase in fiscal 1999 and fiscal 1998 were due primarily to one-time costs of amalgamating personnel into one location during fiscal 199 and associated with bringing aboard a new CEO/President for the Company and higher audit and legal fees in fiscal 1998.

Research and development expenses were $507,643 for fiscal year ending March 31, 1999 versus $332,066 for 1998 and $428,682 in fiscal 1997. The $175,577 increase in fiscal 1999 was due principally to additional headcount and the efforts associated with reformulation of the Company's products to achieve higher manufacturing margins. The 23% decrease in fiscal 1998 was due primarily to a reallocation of personnel to customer services, combined with a greater focus on expanding the customer base with existing products.

Interest expense, net of interest income, totaled $280,456 for the fiscal year ended March 31, 1999 compared to $189,382 in fiscal 1998 and $96,335 in fiscal 1997. The increase in fiscal year 1999 was caused by the increase in the use of the Company's line of credit and an increase in capital lease obligations related to the new credit facility; these higher interest costs were offset somewhat by the significantly lower interest rate and other charges on the new credit facility. The increase in fiscal 1998 was due to the increased use of the Company's operating line of credit obtained in the beginning of fiscal 1996, and the addition of capital lease obligations in fiscal 1998.

Other income of $74,594 for 1999 was obtained through the sale of the Company's previous manufacturing and administration facilities. Losses in fiscal 1998 and fiscal 1997 of $2,816 and $19,890 respectively were due to the sale of equipment disposed of at a loss.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $39,303 in cash compared to $1,177 at the end of fiscal 1998. Cash flow used in operating activities totaled $660,371 in fiscal 1999 versus $850,261 in fiscal 1998 and $704,225 in fiscal 1997. These requirements in fiscal 1999 were financed primarily from Private Placements of $244,722, increased borrowing on the Company's line of credit of $406,506, the settlement of debt reached by creditors, including related parties, of $289,785 in consideration for common shares of the Company and additional capital lease financing of $239,127, offset by repayment of debt.

The Company expects to complete equity financing of at approximately $1,100,000 during the first quarter (ended June 30) of fiscal 2000. The Company's reliance upon equity issues will continue until sales revenues have reached a consistent level where adequate positive cash flow is generated from operations.

The Company has a positive working capital of $926,847 at March 31, 1999, versus $501,292 at the end of fiscal 1998. The current ratio at March 31, 1999 was 1.7:1 and 1.3:1 for the fiscal 1998 year-end ratio. Increases in cash and accounts receivable and a reduction in inventories and accounts payable were the primary reasons for the increase in working capital position and current ratio, which was mostly due to the renegotiated raw material prices, increased sales volume and increased inventory turnover.

Capital additions during the year ended March 31, 1999 consisted of $440,459 offset by proceeds from disposal of the old facility of $346,517. This compares to fiscal 1998 in which there was $72,610 in purchases of fixed assets along with $488,992 of equipment acquired under capital leases, for a total of $561,602, and a total of $159,137 in fiscal 1997. The investments in fiscal 1999 and 1998 were associated with the new plant.

ACQUISITION OF U.S. CELLULOSE AND RELATED FINANCING

The Company, through its subsidiary, AMT USA, has entered into a Letter of Intent to acquire all the issued and outstanding shares of U.S. Cellulose Co., Inc. ("USC") a California-based company for consideration of (US)$1 million in cash, plus a commitment by the Company to negotiate an employment severance and/or benefit program, not to exceed (US)$400,000, for the current employees of USC (excluding the owners). The acquisition price was determined as a result of arm's length negotiations between the parties.

The Company intends to acquire USC for its existing customer base, the goodwill and brand recognition of its products, and USC's established distribution networks. As a result of the acquisition, the Company expects to benefit from overall cost synergies. The Company will continue to sell USC's products under the USC brand name because of their product recognition, at least for the short term, and will further utilize the distribution network obtained from USC to increase the placement of its own line of products. USC's sales, marketing, administration and operational staff will be absorbed by the Company and streamlined with respect to any redundancy.

To finance the transaction, the Company repriced certain warrants to encourage exercise. In addition, on June 16, 1999, the Company signed an offering agreement to issue up to 800,000 shares at Cdn$.80 with transferable warrants. The Company is concurrently working on a private placement of up to 1,250,000 shares at Cdn$.80 with nontransferable warrants.

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

With regard to the state of readiness regarding the year 2000 issue, the Company has finished the evaluation and risk assessment relating to the potential impact of the Year 2000 issue in the areas of plant systems, external parties and information technology. As to plant systems, it has been determined that none of the Company's plant operating machinery is triggered by date, with the exception of the time clock. With regard to external parties, the Company has surveyed its key suppliers and service providers to determine their year 2000 readiness and their ability to provide raw materials and supplies and services without interruption and continually accessing the potential risk. With regard to information technology, the Company has upgraded its plant operation system software and accounting system software to year 2000 compliant. The Company believes that with these computer system software upgrades, the Year 2000 issue will not pose significant plant operation system or accounting system problems. The production Company has utilized both internal and external resources to implement the aforementioned upgrades and has manual back-up systems available to implement.

The total cost of the Company's year 2000 activities, including the aforementioned computer system software upgrades, did not exceed $20,000. Future additional costs are not expected to be material to the Company's operations, liquidity or capital resources.

Failure to address a year 2000 issue could result in business disruptions that may materially affect the company's operations, liquidity, or capital resources. The Company continues to access contingency plans to address year 2000 issues which may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for the Company to anticipate all multiples of events which may occur. The Company will plan for multiple events to the best of its ability and resources.

There is still uncertainty about the scope of the year 2000 issues. At this time the Company cannot quantify the potential impact of these failures. The Company's year 2000 program and contingency plans are being developed to address issues within the Company's control. The program minimizes, but does not eliminate the issues of external parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX



Consolidated Financial Statements:

        Report of Independent Accountants                               Page 18

        Consolidated Balance Sheets                                     Page 19

        Consolidated Statements of Operations                           Page 20

        Consolidated Statements of Shareholders' Deficit                Page 21

        Consolidated Statements of Cash Flows                           Page 22


Notes to Consolidated Financial Statements                              Page 23

POLYMER SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Polymer Solutions, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Polymer Solutions, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers, LLP


Sacramento, California
June 16, 1999

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(U.S. DOLLARS)


                                                                            MARCH 31,
                                                                      1999              1998
                                ASSETS
Current assets:
  Cash                                                            $     39,303      $      1,177
  Accounts receivable, net                                           1,143,919           976,201
  Inventories, net                                                   1,009,754         1,267,751
  Prepaid expenses                                                      97,647            33,841
                                                                  ============      ============
                                                                     2,290,623         2,278,970
Fixed assets, net                                                      907,533           982,774
Other assets                                                             8,324             9,386
                                                                  ------------      ------------
                                                                  $  3,206,480      $  3,271,130
                                                                  ============      ============
                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                $    992,532      $  1,426,843
  Salaries and commissions payable                                     244,332           262,035
  Current portion of capital lease obligations                         126,912            67,738
  Current portion of mortgage payable                                       --            21,062
                                                                  ------------      ------------
                                                                     1,363,776         1,777,678
Long-term liabilities:
  Operating line of credit                                           1,286,473           879,967
  Capital lease obligations                                            482,719           402,456
  Due to related parties                                                46,350            88,895
  Convertible note payable                                                  --            72,000
  Mortgage payable                                                          --            31,188
                                                                  ------------      ------------
                                                                     3,179,318         3,252,184
                                                                  ------------      ------------
Minority interest                                                      225,036           225,783
                                                                  ============      ============
Commitments (Note 9)

Shareholders' deficit:
Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  1999 - 6,410,833 and 1998 - 5,344,617 shares                           6,410             5,345
Additional paid-in capital                                          10,309,361         9,775,173
Accumulated deficit                                                (10,513,645)       (9,987,355)
                                                                  ------------      ------------
                                                                      (197,874)         (206,837)
                                                                  ------------      ------------
                                                                  $  3,206,480      $  3,271,130
                                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(U.S. DOLLARS)


                                                           YEARS ENDED MARCH 31,
                                                 1999             1998             1997

Sales revenue                                 $ 7,807,291      $ 7,328,947      $ 4,995,975

Costs of goods sold                            (5,750,127)      (5,904,797)      (3,768,510)
                                              -----------      -----------      -----------
                                                2,057,164        1,424,150        1,227,465
                                              -----------      -----------      -----------

Corporate and administrative expenses:
  Marketing and sales                             934,019          864,739          784,158
  General and administrative                      935,930          905,237          816,582
  Research and development                        507,643          332,066          428,682
                                              -----------      -----------      -----------
                                                2,377,592        2,102,042        2,029,422
                                              -----------      -----------      -----------

Loss from operations                             (320,428)        (677,892)        (801,957)

Interest expense                                 (280,456)        (189,382)         (96,335)
Other income (expense)                             74,594           (2,816)         (19,890)
Reorganization costs                                   --               --         (185,449)
                                              -----------      -----------      -----------
Loss before provision for income taxes           (526,290)        (870,090)      (1,103,631)

Provision for income taxes                             --               --               --
                                              -----------      -----------      -----------
Net loss                                      $  (526,290)     $  (870,090)     $(1,103,631)
                                              ===========      ===========      ===========

Basic and diluted net loss per share          $      (.09)     $      (.21)     $      (.31)
                                              ===========      ===========      ===========
Weighted average basic and diluted number
 of shares outstanding                          5,711,797        4,182,591        3,561,118
                                              ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
--------------------------------------------------------------------------------
(U.S. DOLLARS)


                                                                            YEARS ENDED MARCH 31,
                                                     1999                            1998                           1997
                                             COMMON                         COMMON                         COMMON
                                             SHARES         AMOUNT          SHARES         AMOUNT          SHARES        AMOUNT
COMMON STOCK:
  Balance, beginning of year                 5,344,617   $      5,345       3,762,505   $      3,763       3,755,943   $      3,756

  Shares issued, pursuant to -
     Private placement                         432,000            432         960,500            961              --             --
     Exercise of warrants                           --             --              --             --           6,562              7
     Conversion of debt for common
      stock                                    633,883            633         424,324            424              --             --
     Acquisition of limited partnership             --             --         142,857            143              --             --
     Minority interest shareholder
      exchange of shares                           333             --          54,431             54              --             --
                                          ------------   ------------    ------------   ------------    ------------   ------------
  Balance, end of year                       6,410,833          6,410       5,344,617          5,345       3,762,505          3,763
                                          ------------   ------------    ------------   ------------    ------------   ------------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                        --      9,775,173              --      8,674,356              --      8,660,953
  Shares issued, pursuant to -
     Exercise of warrants                           --             --              --             --              --         13,403
     Private placement                              --        244,289              --        679,159              --             --
     Limited partnership investment                 --             --              --        (91,562)             --             --
     Conversion of debt for common stock            --        289,152              --        299,812              --             --
     Acquisition of limited partnership             --             --              --         91,419              --             --
     Minority interest shareholder
      exchange of shares                            --            747              --        121,989              --             --
                                          ------------   ------------    ------------   ------------    ------------   ------------
  Balance, end of year                              --     10,309,361              --      9,775,173              --      8,674,356
                                          ------------   ------------    ------------   ------------    ------------   ------------
DEFICIT:
  Balance, beginning of year                        --     (9,987,355)             --     (9,117,265)             --     (8,013,634)
  Net loss                                          --       (526,290)             --       (870,090)             --     (1,103,631)
                                          ------------   ------------    ------------   ------------    ------------   ------------
  Balance, end of year                              --    (10,513,645)             --     (9,987,355)             --     (9,117,265)
                                          ------------   ------------    ------------   ------------    ------------   ------------
TOTAL SHAREHOLDERS' DEFICIT                  6,410,833   $   (197,874)      5,344,617   $   (206,837)      3,762,505   $   (439,146)
                                          ============   ============    ============   ============    ============   ============

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(U.S. DOLLARS)

                                                                        YEARS ENDED MARCH 31,
                                                               1999             1998             1997
Cash flows used in operating activities:
  Net loss                                                 $  (526,290)     $  (870,090)     $(1,103,631)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                              243,777          111,157           83,581
    Writedown of other assets                                       --               --           21,229
    (Gain) loss on disposals of fixed assets                   (74,594)           2,816           19,890
    Changes in operating assets and liabilities:
      Accounts receivable                                     (167,718)        (281,269)          63,342
      Inventories                                              257,997         (174,558)        (356,543)
      Prepaid expenses and other assets                        (62,744)         (13,263)          50,297
      Accounts payable                                        (313,096)         369,661          441,828
      Salaries and commissions payable                         (17,703)           5,285           75,782
                                                           -----------      -----------      -----------

Net cash used in operating activities                         (660,371)        (850,261)        (704,225)
                                                           -----------      -----------      -----------

Cash flows provided by (used in) investing activities:
  Purchase of fixed assets                                    (201,332)         (72,610)        (159,137)
  Proceeds from disposals of fixed assets                      346,517           12,519               --
                                                           -----------      -----------      -----------

Net cash provided by (used in) investing activities            145,185          (60,091)        (159,137)
                                                           -----------      -----------      -----------

Cash flows provided by financing activities:
  Proceeds from issuance of stock                              244,722          680,120           13,410
  Proceeds from issuance of convertible debt                     8,403           72,000               --
  Proceeds from due to related parties, net                     45,621           98,729          267,980
  Payments on mortgage payable                                 (52,250)         (19,256)         (17,605)
  Borrowings on operating line of credit, net                  406,506           96,196          469,957
  Payment of capital lease obligations                         (99,690)         (18,798)              --
                                                           -----------      -----------      -----------

Net cash provided by financing activities                      553,312          908,991          733,742
                                                           -----------      -----------      -----------
Increase (decrease) in cash                                     38,126           (1,361)        (129,620)
Cash, beginning of year                                          1,177            2,538          132,158
                                                           -----------      -----------      -----------
Cash, end of year                                          $    39,303      $     1,177      $     2,538
                                                           ===========      ===========      ===========

Supplemental schedule of non-cash investing
 and financing activities:
Conversion of debt for common stock                        $   289,785      $   300,236      $        --
                                                           ===========      ===========      ===========

Minority interest shareholder exchange of shares           $       747      $   122,043      $        --
                                                           ===========      ===========      ===========

Acquisition of equipment under capital leases              $   239,127      $   488,992      $        --
                                                           ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS
     Polymer Solutions, Inc. ("PSI" or "Company") is a Nevada corporation incorporated in 1996. Through its wholly-owned subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), PSI is engaged in the development and sale of advanced polymer-based coatings, sealants and adhesives to industrial users in primarily California and neighboring states, including manufacturers of furniture, cabinets, doors and moldings.

2.   SIGNIFICANT ACCOUNTING POLICIES

     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Differences with respect to accounting principles generally accepted in Canada are disclosed in Note 14.

     BASIS OF CONSOLIDATION
     The Company's consolidated financial statements include its wholly-owned active subsidiary, AMT USA; wholly-owned inactive subsidiary, AMT Environmental Products Inc. ("AMT"); and 99.9%-owned subsidiary, PSI Acquisitions Corp. ("PAC"). Intercompany transactions and accounts are eliminated in consolidation.

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

     CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from wood coatings customers, which is limited due to the large number of customers. The Company, and its lender of the operating line of credit, perform credit evaluations of its customers' financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $5,000 and $41,530 at March 31, 1999 and 1998, respectively.

     INVENTORIES
     Inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. The Company maintains a reserve for slow-moving or obsolete inventory as well as the related disposal costs.

     FIXED ASSETS
     Equipment is recorded at cost and depreciated on a straight-line basis over its estimated life, which varies between five and seven years. Building and related improvements are recorded at cost and amortized on a straight-line basis over an estimated life of thirty-nine years. In fiscal year 1999, land and building facilities related to the Company's former manufacturing location were sold.

     Repair and maintenance costs are charged against income while improvements are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     the costs and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in other income.

     OTHER ASSETS
     Other assets consist of patent and trademark costs, representing the costs incurred for the related acquisition. Capitalized costs are amortized on a straight-line basis over seven years commencing with production of related products. When it is determined that a particular technology will no longer be used, or a patent application is abandoned, related unamortized costs are written off.

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

     NET LOSS PER SHARE
     The Company computes basic net loss per share on the weighted average number of common shares outstanding during each period. Diluted net loss per share is the same as basic net loss per share because the diluted weighted average shares outstanding do not include stock options and warrants because they are anti-dilutive.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred.

     REVENUE RECOGNITION
     Revenue from the sale of products is recognized upon shipment.

     FOREIGN CURRENCY TRANSLATION
     The Company's operations are primarily conducted in the United States and the United States dollar is the Company's functional currency. The Company and its subsidiaries are considered integrated operations and the accounts are translated as follows:

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

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     INCOME TAXES
     The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of the operating line of credit approximates carrying value due to the floating rate interest terms. The fair value of the mortgage payable approximates carrying value as its interest rate approximates market for borrowings with similar terms. The fair value of Due to related parties cannot be estimated because of the nature of the relationships involved.

     RECLASSIFICATIONS
     Certain prior year balances have been reclassified to conform to the 1999 presentation.

3.   INVENTORIES

                                                            MARCH 31,
                                                     1999             1998
     Raw materials and supplies                   $   605,288      $   830,174
     Finished goods                                   603,250          684,502
     Less allowance for slow-moving inventory        (198,784)        (246,925)
                                                  -----------      -----------
                                                  $ 1,009,754      $ 1,267,751
                                                  ===========      ===========

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   FIXED ASSETS

                                                 1999
                                              ACCUMULATED
                                   COST       DEPRECIATION        NET
     Laboratory equipment       $  104,440     $   72,539     $   31,901
     Office equipment              126,574         87,784         38,790
     Production equipment          439,009        283,954        155,055
     Leasehold improvements        135,829         12,327        123,502
     Capital leases                716,017        157,732        558,285
                                ----------     ----------     ----------
                                $1,521,869     $  614,336     $  907,533
                                ==========     ==========     ==========

                                                    1998
                                                 ACCUMULATED
                                      COST       DEPRECIATION        NET
     Land                          $  110,000     $       --     $  110,000
     Laboratory equipment              84,830         63,298         21,532
     Office equipment                 113,567         70,766         42,801
     Production equipment             386,409        217,974        168,435
     Building and improvements        177,935         13,426        164,509
     Leasehold improvements            43,419            362         43,057
     Capital leases                   455,992         23,552        432,440
                                   ----------     ----------     ----------
                                   $1,372,152     $  389,378     $  982,774
                                   ==========     ==========     ==========

5.   OPERATING LINE OF CREDIT
     On October 30, 1998, the Company replaced its short-term $1,000,000 line of credit with a revolving line of credit that provides funds up to $1,800,000. Funds available to be advanced are limited to 85% of eligible accounts receivable and 50% of eligible inventories. At March 31, 1999, the maximum available borrowing under the line was $1,469,656 of which $1,286,473 was outstanding. Interest is payable on funds advanced at the rate of prime plus 2.75% (10.5% at March 31, 1999). The line of credit is collateralized by accounts receivable, inventories, equipment and other assets. The line of credit expires on October 30, 2000. Terms of the line of credit require repayment from collections of accounts receivable. The line of credit provides for various financial and non-financial covenants including minimum working capital, net worth, capital expenditures and compensation limitations and is subject to certain other provisions.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt at March 31, consisted of the following:

                                                                          1999         1998
     Capital lease obligations bearing interest ranging from 11.97%
      to 24.58%, payable in monthly principal and interest payments
      and secured by the related equipment                              $609,631     $470,194

     Mortgage payable, paid in June 1999                                      --       52,250

     Convertible note, paid in December 1999                                  --       72,000
                                                                        --------     --------
                                                                         609,631      594,444

     Less current portion                                                126,912       88,800
                                                                        --------     --------

                                                                        $482,719     $505,644
                                                                        ========     ========

     Future minimum principal payments under long-term debt obligations are as follows:

     2000                             $126,912
     2001                              145,318
     2002                              149,771
     2003                              142,552
     2004                               45,078
                                      --------
                                      $609,631
                                      ========

7.   RELATED PARTY TRANSACTIONS
     During fiscal year 1999, the Company converted $153,064 of debt to officers and directors to 334,815 shares of common stock. During fiscal 1999 and 1998, directors and officers received 250,000 and 580,250 warrants and 0 and 548,000 stock options for services rendered.

     Operating expense of $54,712, $79,305, $68,665 in fiscal 1999, 1998 and
     1997 were incurred on a cost plus approximately 10% markup basis from a corporation owned by an officer and director of the Company.

8.   INCOME TAXES
     The Company and its subsidiaries have operating loss carry-forwards in excess of $6,000,000 expiring at various dates through 2014, as well as federal and state tax credits of $221,000 and $104,000, which are indefinite. These operating loss carry-forwards and tax credits are available for offset against future taxable income arising from Canadian and United States operations. There are no other material temporary differences. Considering the Company's cumulative losses, the Company has provided a valuation allowance of 100% against all available loss carry-forwards and tax credits.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMITMENTS AND SUBSEQUENT EVENTS

     ACQUISITION OF U.S. CELLULOSE COMPANY, INC.
     In February 1999, the Company entered into a non-binding letter of intent to acquire all of the outstanding common stock of another company in the coatings industry for $1,000,000. The Agreement includes a provision for the Company to pay up to $400,000 in involuntary termination compensation to U.S. Cellulose employees. The Company anticipates closing the transaction in June 1999.

     To finance the transaction, the Company repriced certain warrants to encourage exercise as disclosed in Note 12. In addition, on June 16, 1999, the Company signed an offering agreement to issue up to 800,000 shares at Cdn$.80 with transferable warrants. The Company is concurrently working on a private placement of up to 1,250,000 shares at Cdn$.80 with nontransferable warrants.

     OPERATING LEASES
     The Company leases certain facilities under arrangements which contain renewal options and provide for periodic cost of living adjustments. The Company's operating lease for its primary operating facility includes an option to purchase the facility which can be exercised prior to February 1, 2000. Rental expense was $237,024, $54,400, and $41,400 for each of the three years in the period ended March 31, 1999, respectively.

     Future minimum rental commitments as of March 31, 1999, under noncancelable operating lease are as follows:

     2000                                            $  249,342
     2001                                               255,948
     2002                                               234,108
     2003                                               223,788
     2004                                               226,212
     Thereafter                                         895,965
                                                     ----------
                                                     $2,085,363
                                                     ==========


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

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  COMMON STOCK

     REORGANIZATION
     By a reorganization completed February 26, 1997, the Company acquired all 11,752,907 common shares of the issued share capital of AMT in consideration for the issue of 3,762,505 common shares of the Company and 155,130 preferred shares of PSI's 99.9% owned subsidiary, PAC. The purpose of the reorganization was to consolidate the issued share capital on a 1:3 basis and to redomicile the publicly-listed parent company from British Columbia, Canada to the United States. PSI and PAC were organized by AMT for purposes of the reorganization and had no business or operations of their own prior thereto. The reorganization was accounted for in a manner similar to a pooling of interests.

     MINORITY INTEREST
     In completing the Reorganization, the Company consolidated its shares on the basis of one common share of PSI, in exchange for three previously existing common shares of AMT. Canadian shareholders holding 465,388 common shares of AMT elected to receive 155,130 non-transferable preferred shares of PAC in order to defer the tax consequences of receiving a U.S. security. The preferred shares of PAC are convertible or redeemable into common shares of PSI on a 1:1 basis at any time and have certain rights and benefits of PSI common shares, particularly relating to the declaration of dividends and proceeds from liquidation, dissolution or wind-up of the Company. PAC preferred shares are non-voting and the Company may redeem the PAC preferred shares for common shares of PSI at any time after September 1, 2001. During fiscal 1999 and 1998, 333 and 54,431 preferred shares were exchanged or redeemed for 333 and 54,431 shares of the Company's common stock.

     FOUNDERS' SHARES
     An aggregate of 197,774 of "Founders' shares" are held in escrow by the Company's transfer agent at March 31, 1999. These shares are releasable from escrow at various times based on requirements of the Vancouver Stock Exchange. The founders have all rights related to these shares except the right to transfer the shares without the permission of the Vancouver Stock Exchange.

12.  STOCK OPTION PLANS AND WARRANTS AND SUBSEQUENT EVENT
     No options were granted in fiscal year 1999. The current options are all vested and expire in fiscal year 2001.

     The following table summarizes the activity for the stock options:

                                                                    WEIGHTED-AVERAGE
                                                   UNDERLYING        EXERCISE PRICE
                                                     SHARES         CDN          U.S.
Stock options outstanding, March 31, 1997                 --      $     --     $     --
  Granted                                            750,000          1.00          .72
                                                    --------      --------     --------
Stock options outstanding, March 31, 1998            750,000          1.00          .72
  Forfeited                                          (11,200)         1.00           --
                                                    --------      --------     --------
Stock options outstanding, March 31, 1999            738,800      $   1.00     $    .72
                                                    ========      ========     ========

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     In 1999 and 1998, the Company granted warrants to purchase 296,000 and 1,080,250 common shares at an exercise price of Cdn$1.00 per share for the first year and Cdn$1.25 the second year. In addition, during 1999, the Company issued warrants for 350,000 shares at US$.65. During 1999, the 296,000 warrants issued in connection with the fiscal 1999 private placement were repriced to Cdn$.76 through July 15, 1999. The warrants outstanding at March 31, 1999, are as follows:

                                                                     WEIGHTED-AVERAGE
                                                UNDERLYING            EXERCISE PRICE                 EXPIRATION
                                                  SHARES            CDN             U.S.                DATES
     Warrants outstanding March 31, 1997               --               --               --
       Issued                                   1,080,250        $    1.41        $    1.02        October 1999 to
                                                                                                    December 2003
                                                ---------        ---------        ---------

     Warrants outstanding March 31, 1998        1,080,250        $    1.41        $    1.02
       Issued                                     646,000              .84              .60         July 2000 to
                                                                                                   December 2003
                                                ---------        ---------        ---------

     Warrants outstanding March 31, 1999        1,726,250        $    1.27        $     .91
                                                =========        =========        =========

     On May 27, 1999, the Vancouver Stock Exchange approved the Board of Director's request to reduce the exercise price of 214,750 warrants issued in fiscal 1998 from Cdn$1.25 to Cdn$.76. The repriced warrants will be subject to a mandatory exercise or forfeiture provision if the Company's stock trading price exceeds Cdn$.91 for ten consecutive trading days.

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

     Pro forma unaudited net loss and pro forma basic and diluted unaudited net loss per share in fiscal year 1999 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility of 103%, risk-free interest rate of 5.11% and expected lives of 3 years.

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

     The Partnership was originally created as a special purpose entity to assist in a marketing campaign. The Partnership incurred the marketing and administrative costs of $241,985 in 1996 on behalf of the Company, which was recorded as additional paid-in capital.

14. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN ACCOUNTING PRINCIPLES AND PRACTICES

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

     Had the Company followed the Canadian basis, $198,694 of reorganization expenses, which were charged to income in fiscal years 1998 and 1997 under the U.S. basis, would have been treated as a capital transaction and charged to paid-in-capital for Canadian purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934, required by this Item, is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 17, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 17, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held on August 17, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 17, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Report.

  (i)     FINANCIAL STATEMENTS
             See Index to Financial Statements on page 16 of this Annual Report on Form 10-K.

  (ii)    FINANCIAL STATEMENT SCHEDULES

             Schedule II - Valuation and qualifying accounts is located on page 34.

             Schedule III - Supplementary financial information required by Item 302 of Regulations S-K is located on page 35

             Financial Statement Schedules may have been omitted because they are not applicable, are not required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  (iii)   EXHIBITS

             The exhibits listed on the Exhibit Index at page 37 are filed as part of this Annual Report on Form 10-K.

(B)     REPORTS ON FORM 8-K  - FILED BY EDGAR

              DATE OF REPORT       ITEM #          DESCRIPTION:
        1)     September 23, 1998   5              The Company issued 432,000 common shares in
                                                   regards to a private placement of Special Warrants

        2)    December 8, 1998      5              The Company issued 633,883 commons
                                                   shares to purchasers for settlement of debt
                                                   totalling Cdn$443,718.

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    For the Fiscal Year Ended March 31, 1999

              COLUMN A                     COLUMN B          COLUMN C          COLUMN D          COLUMN E

              DESCRIPTION                 BALANCE AT        ADDITIONS        DEDUCTIONS-      BALANCE AT END
                                         BEGINNING OF       CHARGED TO        DESCRIBE          OF PERIOD
                                           PERIOD           COSTS AND
                                                            EXPENSES
              Allowance
              against
              available
              income
              from:

              net operating losses        $2,273,921        $  227,871           nil            $2,501,792

              federal and state
              tax credits                 $  275,000        $   50,000           nil            $  325,000

              Note [1]: Considering the Company's cumulative losses, Management has taken a conservative approach and chosen to provide a 100% allowance. FAS 109 requires the Company to annually reassess this allowance, taking into consideration the results from operations.

                                  SCHEDULE III
                               SUPPLEMENTARY DATA

Supplementary financial information required by Item 302 of Regulations S-K

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                             QTR ENDING     QTR ENDING     QTR ENDING     QTR ENDING
                                               JUNE 30        SEPT 30        DEC 31          MAR 31
1999
----
 Net revenue                                 $1,735,261     $1,957,047     $1,966,646     $2,148,337
 Gross Profit                                   353,831        567,688        547,365        588,280
 Income (loss) from operations(1)(2)(3)        (159,114)       (65,487)       (80,275)       (15,552)
 Income (loss) before income taxes             (236,700)       (65,797)      (151,400)       (72,393)
 Net income (loss)(1)(2)(3)                    (236,700)       (65,797)      (151,400)       (72,393)
 Net income (loss) per share - basic              (0.04)         (0.01)         (0.02)         (0.01)

1998
----
 Net revenue                                 $1,643,395     $1,921,258     $1,822,961     $1,941,333
 Gross Profit(1)                                298,819        367,724        363,654        393,953
 Income (loss) from operations(2)              (191,937)      (113,769)      (196,188)      (175,998)
 Income (loss) before income taxes             (232,928)      (156,925)      (249,831)      (230,406)
 Net income (loss)                             (232,928)      (156,925)      (249,831)      (230,406)
 Net income (loss) per share - basic              (0.07)         (0.04)         (0.06)         (0.06)


1999 ADJUSTED QUARTERLY FINANCIAL DATA FOR THE FISCAL YEAR ENDED.

(1) The first quarter ended June 30, 1999 reflects a change of $10,743 from general and administrative expenses to interest expense.

(2) The second quarter ended September 30, 1999 shows a reclassification in the amount of $74,594 for the gain on the sale of the building to other interest expense from general and administrative expenses and reflects a change of $15,987 from general and administrative expenses to interest expense.

(3) The third quarter reflects a change of $45,687 from interest expense to general and administrative expenses for loan fees and $500 for a gain on the sale of fixed assets to other income from general and administrative expenses.

1998 ADJUSTED QUARTERLY FINANCIAL DATA FOR THE FISCAL YEAR ENDED.

(1) Cost of goods sold has been restated to reflect the adjustment of approximately $590,000 to reflect an adjustment in the fourth quarter of fiscal year ended March 31, 1998.

(2) The last quarter has been adjusted to reflect the reclassification of loss on sale of equipment of $2,816.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.


                                            POLYMER SOLUTIONS, INC., a
                                            Nevada, U.S.A. corporation


                                                  /s/ Gordon L. Ellis
                                            ----------------------------------
                                            Chairman of the Board of Directors
Dated:  June 28, 1999

                                  EXHIBIT INDEX


                               Supplementary Data


EXHIBIT 2      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
               SUCCESSION

      2.1      [1]    Plan of acquisition

EXHIBIT 13     ANNUAL REPORT TO SECURITY HOLDERS, FORM 10Q OR QUARTERLY REPORT
               TO SECURITY HOLDERS
     13.1      [1]    1999 Annual Report to Shareholders
     13.2      [2]    Form 10Q for the period ending June 30, 1998
     13.3      [2]    Form 10Q for the period ending September 30, 1998
     13.4      [2]    Form 10Q for the period ending December 31, 1998

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

     24.1      [1]    Power of Attorney

EXHIBIT 27.    FINANCIAL DATA SCHEDULE

     27.1      [1]    Financial Data Schedule for Commercial and Industrial
                      Companies

--------------------------------------------------------------------------------

[1]     Filed herewith.
[2] Incorporated by reference to the Form 10-Q filed with the Company's Quarterly Report for the periods ended June 30, September 30, and December 31, 1999.