Form 10-Q
period 1999-06-30
POLYMER SOLUTIONS INC
filed 1999-08-16
CIK 863441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                                                  CONFORMED COPY

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from_________ to_________ .

                         COMMISSION FILE NUMBER 0-18583


                             POLYMER SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

        Nevada, U.S.A.                                      88-0360526
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


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

                                                               Yes [  ]  No  [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.


         TITLE OF CLASS                                     NO. OF SHARES
Common Shares, par value $0.001                               7,325,785

                             POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
                    For the Three Months Ended June 30, 1999


                                TABLE OF CONTENTS

Item                                                                                        Page
Number                                                                                     Number
                         PART I - FINANCIAL INFORMATION
1. Financial Statements

          Consolidated Balance Sheets
                 at June 30, 1999 and March 31, 1999.......................................  3

          Consolidated Statements of Operations
                 for the periods ended June 30, 1999 and 1998..............................  4

          Consolidated Statements of Shareholders' Equity (Deficit)
                 for the periods ended June 30, 1999 and 1998..............................  5

          Consolidated Statements of Cash Flows
                 for the periods ended June 30, 1999 and 1998..............................  6

          Notes to Consolidated Financial Statements........................................ 7

2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................................... 9


                                 PART II - OTHER INFORMATION

4. Submission of matters to a vote of securities holders .................................. 11

6. Exhibits Index and Reports on Form 8-K ................................................. 11

SIGNATURES ................................................................................ 11


The accompanying interim consolidated financial statements and notes are unaudited; However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended June 30, 1999 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
--------------------------------------------------------------------------------



                                                                                   1999
                                                                        JUNE 30             MARCH 31
                             ASSETS
Current assets:
  Cash                                                               $     14,847         $     39,303
  Accounts receivable, net                                              1,411,610            1,143,919
  Inventories, net                                                      1,053,253            1,009,754
  Prepaid expenses                                                        214,358               97,647
                                                                     ------------         ------------
                                                                        2,694,068            2,290,623
Fixed assets, net                                                         892,022              907,533
Other assets                                                               93,861                8,324
                                                                     ------------         ------------
                                                                     $  3,679,951         $  3,206,480
                                                                     ============         ============
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                   $  1,054,482         $    992,532
  Salaries and commissions payable                                   $    254,959         $    244,332
  Current portion of capital lease obligations                            144,947              126,912
                                                                     ------------         ------------
                                                                        1,454,388            1,363,776

Operating line of credit                                                1,509,318            1,286,473
Capital lease obligations                                                 471,121              482,719
Due to related parties                                                     51,425               46,350
                                                                     ------------         ------------
                                                                        3,486,252            3,179,318
                                                                     ------------         ------------
Minority interest                                                         191,512              225,036
                                                                     ------------         ------------
Commitments (Note 4)
Shareholders' equity (deficit):
Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  June 30, 1999 - 6,475,785 and March 31, 1999 6,410,833                    6,475                6,410
Additional paid-in capital                                             10,368,686           10,309,361
Accumulated deficit                                                   (10,372,974)         (10,513,645)
                                                                     ------------         ------------
                                                                            2,187             (197,874)
                                                                     ------------         ------------
                                                                     $  3,679,951         $  3,206,480
                                                                     ============         ============



    The accompanying notes are an integral part of these financial statements

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
--------------------------------------------------------------------------------



                                                            THREE MONTHS ENDED
                                                                   JUNE 30
                                                           1999               1998
Sales revenue                                          $ 2,795,623         $ 1,735,261

Costs of goods sold                                     (1,922,453)         (1,381,430)
                                                       -----------         -----------
                                                           873,170             353,831
                                                       -----------         -----------

Corporate and administrative expenses:
  Marketing and sales                                      303,117             189,759
  General and administrative                               231,057             245,047
  Research and development                                 136,875              88,882
                                                       -----------         -----------
                                                           671,049             523,688
                                                       -----------         -----------

Income (loss) from operations                              202,121            (169,857)

Interest expense                                           (61,450)            (66,843)
                                                       -----------         -----------
Income (loss) before provision for income taxes            140,671            (236,700)
Provision for income taxes                                      --                  --
                                                       -----------         -----------
Net income (loss)                                      $   140,671         $  (236,700)
                                                       ===========         ===========

Weighted average basic and diluted number of
  common shares outstanding                              6,241,044           5,344,950
                                                       ===========         ===========

Basic and diluted earnings per share                   $       .02         $      (.04)
                                                       -----------         -----------



   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)
--------------------------------------------------------------------------------




                                                                  THREE MONTHS ENDED JUNE 30,
                                                          1999                                    1998
                                                 COMMON                                 COMMON
                                                 SHARES            AMOUNT                SHARES             AMOUNT
COMMON STOCK:
  Balance, beginning of year                   6,410,833        $      6,410            5,344,617        $      5,345

  Shares issued, pursuant to -
   Exercise of warrants                           50,000                  50                   --                  --
   Minority interest shareholder
    exchange of shares                            14,952                  15                  333                  --
                                            ------------        ------------         ------------        ------------

  Balance, end of period                       6,475,785               6,475            5,344,950               5,345
                                            ------------        ------------         ------------        ------------

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                          --          10,309,361                   --           9,775,173
  Shares issued, pursuant to -
   Private placement, net                             --                  --                   --              (1,815)
   Exercise of warrants                               --              25,816                   --                  --
   Minority interest shareholder
    exchange of shares                                --              33,509                   --                 746
                                            ------------        ------------         ------------        ------------

  Balance, end of period                              --          10,368,686                   --           9,774,104
                                            ------------        ------------         ------------        ------------

EQUITY (DEFICIT):
  Balance, beginning of period                        --         (10,513,645)                  --          (9,987,355)
  Net income (loss)                                   --             140,671                   --            (236,700)
                                            ------------        ------------         ------------        ------------

  Balance, end of period                              --         (10,372,974)                  --         (10,224,055)
                                            ------------        ------------         ------------        ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)           6,475,785        $      2,187            5,344,950        $   (444,606)
                                            ============        ============         ============        ============



   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)
-------------------------------------------------------------------------------



                                                                THREE MONTHS ENDED JUNE 30,
                                                                  1999              1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)                                             $ 140,671         $(236,700)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                  60,987            53,843
    Changes in operating assets and liabilities:
     Accounts receivable                                         (267,691)           43,954
     Other operating activities                                   (87,367)          (96,032)
                                                                ---------         ---------

Net cash used in operating activities                           $(153,400)        $(234,935)
                                                                ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                           (93,366)         (141,762)
                                                                ---------         ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Borrowings on operating line of credit, net                     222,845            89,826
  Proceeds from issuance of stock                                      --           272,108
  Other financing activities                                         (535)           14,705
                                                                ---------         ---------

Net cash provided by financing activities                         222,310           376,639
                                                                ---------         ---------

Decrease in cash                                                  (24,456)              (58)
Cash, beginning of year                                            39,303             1,177
                                                                ---------         ---------
Cash, end of period                                             $  14,847         $   1,119
                                                                =========         =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Minority interest shareholder exchange of shares                $  33,525         $     746
                                                                =========         =========

Acquisition of equipment under capital leases                   $  37,912         $ 106,591
                                                                =========         =========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission (File No. 000-18583).

     RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform to the current period presentation.


2.   INVENTORIES

                                                                       1999
                                                           JUNE 30,            MARCH 31,
         Raw materials and supplies                      $   640,570         $   605,288
         Finished goods                                      660,451             603,250
         Less allowance for slow-moving inventory           (247,768)           (198,784)
                                                         -----------         -----------
                                                         $ 1,053,253         $ 1,009,754
                                                         ===========         ===========


3.   INCOME TAXES

     The Company and its subsidiaries have operating loss carry-forwards in excess of $6,000,000 expiring at various dates through 2014, as well as federal and state tax credits of $221,000 and $104,000, which are indefinite. These operating loss carry-forwards and tax credits are available for offset against future taxable income arising from Canadian and United States operations. There are no other material temporary differences. Considering the Company's cumulative losses, the Company has provided a valuation allowance of 100% against all available loss carry-forwards and tax credits. No provision is provided for first quarter profits because of the application of loss carried forwards and because the impact of State minimum and alternative taxes is de minimis.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



4.   COMMITMENTS AND SUBSEQUENT EVENTS

     ACQUISITION OF U.S. CELLULOSE COMPANY, INC.

     In February 1999, the Company entered into a non-binding letter of intent to acquire all of the outstanding common stock of another company in the coatings industry for $1,000,000. The Agreement includes a provision for the Company to pay up to $400,000 in involuntary termination compensation to U.S. Cellulose employees. The Company has extended the closing of the acquisition to continue the due diligence in order to satisfy the Company's transaction requirements. As of June 30, 1999, the Company has incurred $85,803 of professional services expenses related to the acquisition, which are included in other assets.

     To finance the transaction, the Company repriced certain warrants to encourage exercise and entered into subscriptions for two financings, a short form offering and a private placement.

     On July 5, 1999, the Company closed the offering agreement and issued 800,000 shares at $0.54 (Cdn$0.80) with transferable warrants to purchase an aggregate of 400,000 common shares. Two warrants entitle the holder to purchase one common share at $0.60 (Cdn$0.90) up to June 30, 2000. In accordance with the Agency Agreement, the Company issued 50,000 common shares as a finance fee, paid 8% commission in cash and provided Broker's warrants entitling the Agent to purchase 160,000 common shares at a price of $0.60 (Cdn$.90) for one year.

     On July 30, 1999, the Company completed a private placement and issued 1,127,750 common shares at $0.84 (Cdn$.80) with non-transferable warrants to purchase an aggregate of 1,127,750 common shares. Each warrant entitles the holders to purchase a common share at $0.60 (Cdn$0.90) to July 30, 2000 and at $0.84 (Cdn$1.25) up to and expiring July 30, 2001. In accordance with the Agency Agreement a commission of $17,644 was paid in cash and warrants were issued to purchase 66,165 common shares under the same terms as offered.


5.   STOCK, WARRANTS AND SUBSEQUENT EVENT

     During the period ended June 30, 1999, 50,000 warrants were exercised at a price of $0.52 (Cdn$0.76) and 263,500 warrants were exercised subsequent to June 30, 1999.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------



RESULTS FROM OPERATIONS:

Sales revenue increased 61% to $2,795,623 for the three months ended June 30, 1999, compared to the same prior year period, reflecting a 33% increase in water-based products and a 100% increase in the Company's low VOC solvent-based products. This increase represents significant continued growth in demand for the Company's coatings and other products, which has been stimulated by concerted marketing efforts and increased brand name recognition.

Gross profit increased to 31% from 20% during the first quarter from the comparable period last year. This improvement comes from continued negotiation for lower raw material costs and the effect of improved production efficiencies achieved by the operation of our new facility.

Marketing and sales expense for the three months ended June 30, 1999, totaled $303,117, an increase of 60% from $189,759 in the comparable prior year period. This increase is due to a combination of higher sales commissions related to the 61% increase in revenue and the continued strengthening of the marketing and sales staff required to maintain the expansion of the customer base.

Research and development expenses for the three months ended June 30, 1999, totaled $136,875, an increase of 54% from $88,882 in the comparable prior year period, which reflects the full cost of the prior year increase in the number of employees hired to improve product development.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $14,847 in cash compared to $39,303 at the end of fiscal 1999. Cash flow used in operating activities totaled $153,400 in the first three months of fiscal year 2000 versus $234,935 in the comparable prior year period primarily because of management's focus on reducing raw material costs. Capital additions were $7,563 in the three months ended June 30, 1999, compared to $141,762 for the same period a year ago. Other investment costs of $85,803 were spent to perform due diligence related to the pending U.S. Cellulose acquisition. These requirements were financed from borrowings on the Company's line of credit and the exercise of stock warrants.

The Company has working capital of $1,239,680 at June 30, 1999, versus $926,847 at the end of fiscal 1999. The current ratio at June 30, 1999, was 1.9 versus
1.7 for the fiscal 1999 year-end ratio.

ACQUISITION OF U.S. CELLULOSE AND RELATED FINANCING

During the month of July 1999, the Company was successful in completing both of the financings required to support the purchase U.S. Cellulose for (US)$1 million in cash. The Company has extended the closing of the acquisition to continue the due diligence in order to satisfy the Company's transaction documents under discussion.

VOTE TO SECURITIES HOLDERS

In the Proxy relating to the August 17, 1999, Annual General Meeting, Management of the Company is seeking shareholder approval of a resolution to amend the 1998 Economic Value Added Incentive Compensation Plan ("EVA Plan"). The amendment provides for the granting of 20,000 stock options per year to each outside Director.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------



OUTLOOK

With the support of our shareholders and investors over the years, we have reached our goal of having an efficient, state-of-the-art manufacturing plant with the capacity to add highly profitable incremental volume. Coupled with our increased focus on product and customer development, we are at a historical point in the life of the Company and have been moving continuously and significantly towards profitability. The results demonstrate the Company's successful pursuit of significant, profitable growth. Along with pursuing additional, profitable internal sales growth, we will continue to aggressively seek opportunities to create a meaningful increase in shareholder value for our investors through acquisitions, joint ventures, and other strategic alliances.

YEAR 2000

With regard to the state of readiness regarding the year 2000 issue, the Company has finished the evaluation and risk assessment relating to the potential impact of the Year 2000 issue in the areas of plant systems, external parties and information technology. Regarding plant systems, it has been determined that none of the Company's plant operating machinery is triggered by date, with the exception of the time clock. With regard to external parties, the Company has surveyed its key suppliers and service providers to determine their year 2000 readiness and their ability to provide raw materials and supplies and services without interruption and we are continually accessing the potential risk. With regard to information technology, the Company has upgraded its plant operation system software and accounting system software to be year 2000 compliant. The Company believes that with these computer system software upgrades, the Year 2000 issue will not pose significant plant operation system or accounting system problems. The Company has utilized both internal and external resources to implement the aforementioned upgrades and has manual back-up systems available to implement.

The total cost of the Company's year 2000 activities, including the aforementioned computer system software upgrades, did not exceed $20,000. Future additional costs are not expected to be material to the Company's operations, liquidity or capital resources.

There is still uncertainty about the scope of the year 2000 issues. At this time the Company cannot quantify the potential impact of these failures. The Company's year 2000 program and contingency plans have been developed to address issues within the Company's control. The program minimizes, but does not eliminate the issues of external parties.

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

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          The Company's next Annual General Meeting of Shareholders will be held on August 17, 1999 and a report of such matters voted upon will be disclosed in the next quarterly report on Form 10-Q for the period ending September 30, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports filed under Form 8-K during the period

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

                                       POLYMER SOLUTIONS, INC.
                                       (Registrant)



Date: August 13, 1999                  /s/ Gordon. Ellis
                                       -----------------------------------------
                                       Gordon L. Ellis
                                       Chairman



Date:  August 13, 1999                 /s/ Larry Flanagan
                                       -----------------------------------------
                                       E. Laughlin Flanagan
                                       President and CEO