Form 10-Q
period 1999-09-30
POLYMER SOLUTIONS INC
filed 1999-11-15
CIK 863441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                                                  CONFORMED COPY
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________.

                         COMMISSION FILE NUMBER 0-18583


                            POLYMER SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

        Nevada, U.S.A.                                88-0360526
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

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

                                                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

            TITLE OF CLASS                                NO. OF SHARES

     Common Shares, par value $0.001                        8,783,522

                            POLYMER SOLUTIONS, INC.
                         Quarterly Report on Form 10-Q

                               TABLE OF CONTENTS

Item                                                                       Page
Number                                                                   Number

                         PART I - FINANCIAL INFORMATION
1.      Financial Statements

        Consolidated Balance Sheets
             at September 30, 1999 and March 31, 1999                         3

        Consolidated Statements of Operations
             for the periods ended September 30, 1999 and 1998                4

        Consolidated Statements of Shareholders' Equity (Deficit)
             for the periods ended September 30, 1999 and 1998                5

        Consolidated Statements of Cash Flows
             for the periods ended September 30, 1999 and 1998                6

        Notes to Consolidated Financial Statements                            7

2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

                          PART II - OTHER INFORMATION

1.      Legal Proceedings                                                    13

2.      Changes in Securities and Use of Proceeds                            13

3.      Defaults Upon Senior Securities                                      13

4.      Submission of matters to a vote of securities holders                13

5.      Other Information                                                    13

6.      Exhibits Index and Reports on Form 8-K                               14

SIGNATURES                                                                   14

The accompanying interim consolidated financial statements and notes are unaudited; However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended September 30, 1999 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)

--------------------------------------------------------------------------------



                                                                                  1999
                                                                     SEPTEMBER 30          MARCH 31
                                ASSETS                               (UNAUDITED)

Current assets:

  Cash                                                               $  1,064,086         $     39,303
  Accounts receivable, net                                              1,421,245            1,143,919
  Inventories, net                                                      1,248,258            1,009,754
  Prepaid expenses                                                        191,717               97,647
                                                                     ------------         ------------
                                                                        3,925,306            2,290,623
Fixed assets, net                                                         882,111              907,533
Other assets                                                              167,428                8,324
                                                                     ------------         ------------
                                                                     $  4,974,845         $  3,206,480
                                                                     ============         ============

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                                   $  1,053,526         $    992,532
  Payroll related and commissions payable                            $    251,157         $    244,332
  Current portion of capital lease obligations                            150,810              126,912
                                                                     ------------         ------------
                                                                        1,455,493            1,363,776
Bank loan facilities                                                    1,609,697            1,286,473
Capital lease obligations                                                 453,779              482,719
Due to related parties                                                     11,186               46,350
                                                                     ------------         ------------
                                                                        3,530,155            3,179,318
                                                                     ------------         ------------
Minority interest                                                         190,790              225,036
                                                                     ------------         ------------
Commitments (Note 4)
Shareholders' equity (deficit):
Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  September 30, 1999 - 8,783,522 and March 31, 1999 6,410,833               8,783                6,410
Additional paid-in capital                                             11,463,261           10,309,361
Accumulated deficit                                                   (10,218,144)         (10,513,645)
                                                                     ------------         ------------
                                                                        1,253,900             (197,874)
                                                                     ------------         ------------
                                                                     $  4,974,845         $  3,206,480
                                                                     ============         ============

    The accompanying notes are an integral part of these financial statements

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. DOLLARS)

--------------------------------------------------------------------------------



                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                SEPTEMBER 30                             SEPTEMBER 30

                                                           1999               1998                1999                1998
Sales revenue                                          $ 2,906,894         $ 1,957,047         $ 5,702,517         $ 3,692,308

Costs of goods sold                                     (1,993,537)         (1,389,359)         (3,915,990)         (2,770,789)
                                                       -----------         -----------         -----------         -----------
                                                           913,357             567,688           1,786,527             921,519
                                                       -----------         -----------         -----------         -----------

Corporate and administrative expenses:

  Marketing and sales                                      266,498             255,996             569,615             445,755
  General and administrative                               285,499             226,608             516,556             460,912
  Research and development                                 149,574             150,571             286,449             239,453
                                                       -----------         -----------         -----------         -----------
                                                           701,571             633,175           1,372,620           1,146,120
                                                       -----------         -----------         -----------         -----------

Income (loss) from operations                              211,786             (65,487)            413,907            (224,601)
Other income                                                   945              74,594                 945              74,594
Interest expense                                           (57,900)            (74,904)           (119,351)           (152,490)
                                                       -----------         -----------         -----------         -----------
Income (loss) before provision for income taxes            154,831             (65,797)            295,501            (302,497)
Provision for income taxes                                       -                   -                   -                   -
                                                       -----------         -----------         -----------         -----------
Net income (loss)                                      $   154,831         $   (65,797)        $   295,501         $  (302,497)
                                                       ===========         ===========         ===========         ===========

Weighted average basic number
  of common shares outstanding                           8,160,857           5,476,428           7,206,484           5,411,048
                                                       ===========         ===========         ===========         ===========

Basic earnings per share                               $       .02         $      (.01)        $       .04         $      (.06)
                                                       ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED) (U.S. DOLLARS)

--------------------------------------------------------------------------------



                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------
                                                             1999                                    1998
                                               --------------------------------           ------------------------------
                                                  COMMON                                    COMMON
                                                  SHARES              AMOUNT                SHARES             AMOUNT
                                               ------------        ------------           ----------        ------------
COMMON STOCK:

  Balance, beginning of year                      6,410,833        $      6,410            5,344,617        $      5,345

  Shares issued, pursuant to -
    Private Placements                            2,043,915               2,044              432,000                 432
    Conversion of debt for common stock                   -                   -              633,883                 633
    Exercise of warrants                            313,500                 314                    -                   -
    Minority interest shareholder
     exchange of shares                              15,274                  15                  333                   -
                                               ------------        ------------         ------------        ------------

  Balance, end of period                          8,783,522               8,783            6,410,833               6,410
                                               ------------        ------------         ------------        ------------

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                              -          10,309,361                    -           9,775,173
  Shares issued, pursuant to -
    Private placement, net                                -             959,605                    -             244,290
    Conversion of debt for common stock                   -                   -                    -             289,151
    Exercise of warrants                                  -             160,064                    -                   -
    Minority interest shareholder
     exchange of shares                                   -              34,231                    -                 747
                                               ------------        ------------         ------------        ------------

  Balance, end of period                                  -          11,463,261                    -          10,309,361
                                               ------------        ------------         ------------        ------------

EQUITY (DEFICIT):
  Balance, beginning of period                            -         (10,513,645)                   -          (9,987,355)
  Net income (loss)                                       -             295,501                    -            (302,497)
                                               ------------        ------------         ------------        ------------

  Balance, end of period                                  -         (10,218,144)                   -         (10,289,852)
                                               ------------        ------------         ------------        ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              8,783,522        $  1,253,900            6,410,833        $     25,919
                                               ------------        ------------         ------------        ------------

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. DOLLARS)

--------------------------------------------------------------------------------



                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    1999                1998
                                                                -----------         -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)                                             $   295,501         $  (302,497)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                   120,761             116,334
    Gain on disposal of assets                                         (945)            (74,594)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (277,326)            (61,410)
      Inventory                                                    (238,504)            199,385
      Other Assets                                                      531             (88,592)
      Other operating activities                                    (26,251)           (307,930)
                                                                -----------         -----------

Net cash used in operating activities                           $  (126,233)        $  (519,304)
                                                                -----------         -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES              (192,229)            148,340
                                                                -----------         -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Borrowings on bank loan facilities, net                           323,224              38,934
  Proceeds from  issuance of stock                                1,122,027             534,505
  Other financing activities                                       (102,006)           (201,604)
                                                                -----------         -----------

Net cash provided by financing activities                         1,343,245             371,835
                                                                -----------         -----------

Increase in cash                                                  1,024,783                 871
Cash, beginning of year                                              39,303               1,177
                                                                -----------         -----------
Cash, end of period                                             $ 1,064,086         $     2,048
                                                                ===========         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Minority interest shareholder exchange of shares                $    34,246         $       746
                                                                ===========         ===========

Acquisition of equipment under capital leases                   $    61,800         $   142,985
                                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission (File No. 000-18583).

        RECLASSIFICATIONS
        Certain prior period balances have been reclassified to conform to the current period presentation.

2.      INVENTORIES

                                                                    1999
                                                       --------------------------------
                                                       SEPTEMBER 30,        MARCH 31,
                                                       -------------      -------------
        Raw materials and supplies                     $     771,995      $     605,288
        Finished goods                                       669,035            603,250
        Less allowance for slow-moving inventory            (192,772)          (198,784)
                                                       -------------      -------------
                                                       $   1,248,258      $   1,009,754
                                                       =============      =============

3.      INCOME TAXES
        The Company and its subsidiaries have operating loss carry-forwards in excess of $6,000,000 expiring at various dates through 2014, as well as federal and state tax credits of $221,000 and $104,000, which are indefinite. These operating loss carry-forwards and tax credits are available for offset against future taxable income arising from Canadian and United States operations. There are no other material temporary differences. The Company has provided a valuation allowance of 100% against all available loss carry-forwards and tax credits. However, to the extent the Company continues to generate future taxable income, management will reassess the need for a full allowance against the deferred tax assets. No provision is provided for second quarter profits because of the application of loss carry-forwards and because the impact of State minimum and alternative taxes is de minimis.

4.      EARNINGS PER SHARE ("EPS")

        The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented.

5.      COMMON STOCK AND SUBSEQUENT EVENTS

        In February 1999, the Company entered into a non-binding letter of intent to acquire all of the outstanding common stock of U.S. Cellulose Co., Inc. for $1,000,000 in cash. The Company repriced certain warrants to encourage exercise and conducted two private placements in order to finance the transaction.

        During the second quarter, the Company issued 263,500 shares on the exercise of warrants, at an exercise price of $0.52 (Cdn$0.76) per share, for which the Company received $134,511 in cash.

        On July 5, 1999, the Company closed an offering agreement and issued 800,000 shares at $0.54 (Cdn$0.80) with transferable warrants to purchase an aggregate of 400,000 common shares. Two warrants entitle the holder to purchase one common share at $0.60 (Cdn$0.90) up to June 30, 2000. In accordance with the Agency Agreement, the Company issued 50,000 common shares as a finance fee, paid 8% commission in cash and provided Broker's warrants entitling the Agent to purchase 160,000 common shares at a price of $0.60 (Cdn$.90) for one year.

        On July 30, 1999, the Company completed a private placement and issued 1,127,750 common shares at $0.54 (Cdn$.80) with non-transferable warrants to purchase an aggregate of 1,127,750 common shares. Each warrant entitles the holder to purchase a common share at $0.60 (Cdn$0.90) for one year to July 30, 2000 and at $0.84 (Cdn$1.25) for one year to July 30, 2001. In accordance with the Agency Agreement a commission was paid and warrants were issued under the same terms as offered.

        The value ascribed to the warrants issued through the short-form offering and private placement is $335,389, which is included in additional paid-in capital.

        In October, 1999, further warrants were exercised to purchase 65,250 shares and the warrants to acquire 237,500 shares expired on October 30, 1999.

        MINORITY INTEREST

        During the six month period ended September 30, 1999 15,274 PSI Acquisitions Corp. preferred shares were exchanged or redeemed for 15,274 shares of the Company's common stock.

6.      SUBSEQUENT EVENT

        ACQUISITION OF U.S. CELLULOSE COMPANY, INC.

        Effective October 18, 1999 Alternative Materials Technology, Inc. ("AMT"), a wholly-owned subsidiary of the Company purchased all of the capital stock of U.S. Cellulose Co. ("USCC"), a California corporation, pursuant to a Stock Purchase Agreement dated October 15, 1999. The purchase price for USCC was $1,000,000 in cash. In addition, the Company entered in a Continuing Guaranty for performance obligations under a USCC Severance Plan which provides certain benefits to employees of USCC upon the change in ownership. The Company has also agreed to enter into Consulting Agreements with the former owner and a senior officer of USCC to provide for continuity of management and a smooth transition to new ownership. Through September 30, 1999, the Company has incurred $159,635 of professional services expenses related to the acquisition that are reflected in other assets. The purchase will be further discussed in the forthcoming Form 8-K document.

        BANK LOAN FACILITIES

        Effective October 20, 1999, the Company's line of credit was increased from $1,800,000 to $3,000,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998:

Sales revenue in the six-month period ended September 30, 1999 were $5,702,517 compared to $3,692,308 during the six-month period ended September 30, 1998, an increase of 54%. The Company's water-based products are the principal source of revenue and increased 36% over the same period last year. The secondary source of revenue is the Company's low volatile organic compound solvent-based products which increased by 80% as compared to the same period last year. These increases reflect the demand for the Company's coatings and other products, which has been stimulated by concerted marketing efforts and increased brand name recognition.

Cost of sales for the six months ended September 30, 1999 were $3,915,990 compared to cost of sales for the six-month period ended September 30, 1998, of $2,770,789. Cost of sales as a percentage of sales decreased to 68% from 75% for the first half of the fiscal year. The related gross profit for the six months ended September 30, 1999 was $1,786,527 or 31% of sales compared to $921,519 or 25% of sales for the six-month period ended September 30, 1998. These significant improvements come from continued negotiation for lower raw material costs and the effect of improved production efficiencies achieved by the operation of our new facility.

Marketing and sales expense for the six months ended September 30, 1999, totaled $569,615 from $445,755 for the six-month period ended September 30, 1998, an increase of 28%. This increase is due to a combination of higher sales commissions related to the 54% increase in revenue and the continued strengthening of the marketing and sales staff required to maintain the expansion of the customer base.

The Company's general and administrative expenses for the six months ended September 30, 1999, increased to $516,556 from $460,912 for the six-month period ended September 30, 1998. The increased expense is related to additional audit and payroll related costs.

Research and development costs of $286,449 during the six months ended September 30, 1999 increased by 20% over the $239,453 for the six months ended September 30, 1998, which reflects the full cost of the prior year increase in the number of employees hired to improve product development.

Other Income for the six months ended September 30, 1999, decreased to $945 from $74,594 for the six-month period ended September 30, 1998. Included in the $74,594 is the gain of $73,149 realized upon the sale of the Company's old facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $1,064,086 at September 30, 1999 from $39,303 at the end of fiscal 1999 through the efforts of the Company raising funds for the purchase of U.S. Cellulose Co. for $1,000,000 in cash. Cash flow used in operating activities totaled $126,233 for the first half of fiscal year 2000 versus $519,304 in the prior year period ending March, 1999, primarily because of management's focus on reducing raw material costs. Accounts receivable and inventory at September 30, 1999 increased by $277,326 and 238,504 respectively from September 30, 1998 due to the increased level of operating activity. Capital additions were $33,539 in the six-month period ended September 30, 1999, compared to $251,394 for the same period a year ago. Other additional costs of $159,635 were spent to perform due diligence related to the pending U.S. Cellulose acquisition. These requirements were financed from borrowings on the Company's line of credit and proceeds from the exercise of stock warrants.

The Company has working capital of $2,469,812 at September 30, 1999, versus $926,846 at the end of fiscal 1999. The current ratio at September 30, 1999, was
2.7 versus 1.7 for the fiscal 1999 year-end ratio.

ACQUISITION OF U.S. CELLULOSE AND RELATED FINANCING

Effective October 18, 1999 the Company was successful in completing the acquisition of U.S. Cellulose for (US)$1 million in cash. The Company is integrating the operations at this time.

VOTE TO SECURITIES HOLDERS

The Company held it's Annual General Meeting August 17, 1999. Management of the Company received shareholder approval to amend the 1998 Economic Value Added Incentive Compensation Plan ("EVA Plan") to provide for the granting of 20,000 stock options per year to each outside Director. Subsequently the Company has received approval from the Vancouver Stock Exchange to proceed with the issuance of stock options.

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

YEAR 2000

With regard to the state of readiness regarding the year 2000 issue, the Company has finished the evaluation and risk assessment relating to the potential impact of the Year 2000 issue in the areas of plant systems, external parties and information technology. Regarding plant systems, it has been determined that none of the Company's plant operating machinery is triggered by date, with the exception of the time clock. With regard to external parties, the Company has surveyed its key suppliers and service providers to determine their year 2000 readiness and their ability to provide raw materials and supplies and services without interruption and we are continually assessing the potential risk. With regard to information technology, the Company has upgraded its plant operation system software and accounting system software to be year 2000 compliant. The Company believes that with these computer system software upgrades, the Year 2000 issue will not pose significant plant operation system or accounting system problems. The Company has utilized both internal and external resources to implement the aforementioned upgrades and has manual back-up systems available to implement.

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

Note to Readers

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements Such statements in this Quarterly Report on Form 10-Q and in letters to shareholders, are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company's business beyond the Company's control.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Annual Meeting of Stockholders was held on August 17, 1999 in Vancouver, British Columbia, Canada. At such meeting, 3,320,593 shares were entitled to vote. The table below discloses the vote with respect to each proposal:

        a) To ratify the selection of PricewaterhouseCoopers, LLP, Sacramento, California as the Company's independent auditors for the fiscal year ended March 31, 2000.

                     For                3,317,909
                     Against                    0
                     Abstain                2,684

        b) To elect the following Directors to serve for a term ending upon the 2000 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

                     Ellis, Gordon L.        Silbernagel, Stephen H.
                     Habib, Gerald A.        Sutherland, John J.
                     Jones, Darryl F.        Flanagan, E. Laughlin
                     Maligie, William A.

            As proposed by management in the proxy statement to the stockholders, each of the above nominees were re-elected to the Board of Directors in an affirmative vote.

                     For                3,090,720
                     Against                    0
                     Abstain              229,873

        c) To approve the granting of 20,000 stock options per year to each of the outside directors, with options expiring after three years, yielding a cumulative maximum amount of 60,000 options outstanding at any one time.

                     For                3,208,343
                     Against              112,250
                     Abstain                    0

ITEM 5. OTHER INFORMATION - NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   EXHIBIT 27.  FINANCIAL DATA SCHEDULE

             27.1 [1]     Financial Data Schedule for Commercial and
                            Industrial Companies

        b)   FORM 8-K  -

             A current report on Form 8-K dated July 5, 1999 was filed on August 20, 1999 to report the Company entered into subscription agreements and issued common stock for the purposes of raising funds for the Company to acquire all of the outstanding shares of U.S. Cellulose Co., Inc.

________________________________________________________________________________
[1]     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLYMER SOLUTIONS, INC.
                                        (Registrant)



Date: November 12, 1999                 /s/ Gordon. Ellis
                                        ---------------------------
                                        Gordon L. Ellis
                                        Chairman



Date:  November 12, 1999                /s/ Larry Flanagan
                                        ---------------------------
                                        E. Laughlin Flanagan
                                        President and CEO