Form 10-Q
period 1999-12-31
POLYMER SOLUTIONS INC
filed 2000-02-14
CIK 863441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                                                  CONFORMED COPY

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[  ] Transition Report Pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934
               For the transition period from                   to.

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

                                                              Yes [ X ]  No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2000.


                TITLE OF CLASS                   NO. OF SHARES

          Common Shares, par value $0.001        8,852,772

                            POLYMER SOLUTIONS, INC.
                         Quarterly Report on Form 10-Q

                               TABLE OF CONTENTS


Item                                                                Page
Number                                                              Number
                                                                    ------


                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

         Consolidated Balance Sheets
                at December 31, 1999 and March 31, 1999               3
         Consolidated Statements of Operations
                for the periods ended December 31, 1999 and 1998      4
         Consolidated Statements of Shareholders' Equity (Deficit)
                for the periods ended December 31, 1999 and 1998      5
         Consolidated Statements of Cash Flows
                for the periods ended December 31, 1999 and 1998      6
         Consolidated Statements of Cash Flows Continued
                for the periods ended December 31, 1999 and 1998      7
         Notes to Consolidated Financial Statements                   8


2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                      11


                           PART II - OTHER INFORMATION

1.   Legal Proceedings                                               13
2.   Changes in Securities and Use of Proceeds                       13
3.   Defaults Upon Senior Securities                                 13
4.   Submission of Matters to a Vote of Securities Holders           13
5.   Other Information                                               13
6.   Exhibits and Reports on Form 8-K                                13
SIGNATURES                                                           14


The accompanying interim consolidated financial statements and notes are unaudited; however, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended December 31, 1999 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)


                                                                               1999
                                                                     -------------------------
                                                                     DECEMBER 31      MARCH 31
                                                                     -----------      --------
                                    ASSETS                           (UNAUDITED)
Current assets:
Cash                                                                $   181,890    $    39,303
Accounts receivable, net                                              2,032,145      1,143,919
Inventories, net                                                      1,614,574      1,009,754
Prepaid expenses                                                        222,071         97,647
                                                                    ------------   ------------
                                                                      4,050,680      2,290,623
Fixed assets, net                                                       858,051        907,533
Other assets                                                             29,296          8,324
Goodwill, net                                                         1,262,791              -
                                                                    ------------   ------------
                                                                    $ 6,200,818    $ 3,206,480
                                                                    ------------   ------------
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                    $ 1,549,179    $   992,532
Payroll related and commissions payable                                 327,475        244,332
Income taxes payable                                                     49,903              -
Current portion of capital lease obligations                            155,275        126,912
                                                                    ------------   ------------
                                                                      2,081,832      1,363,776
Bank loan facilities                                                  1,696,110      1,286,473
Capital lease obligations                                               413,809        482,719
Due to related parties                                                    4,213         46,350
Severance plan liability                                                357,132              -
                                                                    ------------   ------------
                                                                      4,553,096      3,179,318
                                                                    ------------   ------------
Minority interest                                                       190,790        225,036
Commitments (Note 7)                                                ------------   ------------

Shareholders' equity (deficit):
Preferred stock, $0.001 par value;
Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
Authorized - 20,000,000 shares; issued and outstanding,
December 31, 1999 - 8,852,772 and March 31, 1999 6,410,833                8,852          6,410
Additional paid-in capital                                           11,499,200     10,309,361
Accumulated deficit                                                 (10,051,120)   (10,513,645)
                                                                    ------------   ------------
                                                                      1,456,932       (197,874)
                                                                    ------------   ------------
                                                                    $ 6,200,818    $ 3,206,480
                                                                    ------------   ------------


    The accompanying notes are an integral part of these financial statements

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. DOLLARS)





                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        DECEMBER 31,                DECEMBER 31,
                                                     ------------------          -----------------
                                                     1999          1998          1999          1998
                                                     ----          ----          ----          ----
Sales revenue                                    $ 3,514,118   $ 1,966,646   $ 9,216,635   $ 5,658,954
Costs of goods sold                               (2,364,080)   (1,419,281)   (6,280,070)   (4,190,070)
                                                 ------------  ------------  ------------  ------------
                                                   1,150,038       547,365     2,936,565     1,468,884
                                                 ------------  ------------  ------------  ------------
Corporate and administrative expenses:
Marketing and sales                                  308,253       236,246       877,868       682,001
General and administrative                           467,997       256,122       984,553       669,159
Research and development                             146,257       134,691       432,706       374,144
                                                 ------------  ------------  ------------  ------------
                                                     922,507       627,059     2,295,127     1,725,304
                                                 ------------  ------------  ------------  ------------
Income (loss) from operations                        227,531       (79,694)      641,438      (256,420)
Other income                                              --            --           945            --
Interest expense                                     (60,507)      (71,706)     (179,858)     (197,477)
                                                 ------------  ------------  ------------  ------------
Income (loss) before provision for income taxes      167,024      (151,400)      462,525      (453,897)
Provision for income taxes                                --            --            --            --
                                                 ------------  ------------  ------------  ------------
Net income (loss)                                $   167,024   $  (151,400)  $   462,525   $  (453,897)
                                                 ------------  ------------  ------------  ------------
Weighted average basic number
of common shares outstanding                       8,632,966     6,410,833     7,683,707     5,622,290
                                                 ------------  ------------  ------------  ------------
Basic and diluted earnings per share             $       .02   $      (.02)  $       .06   $      (.08)
                                                 ------------  ------------  ------------  ------------


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED) (U.S. DOLLARS)





                                                    NINE MONTHS ENDED DECEMBER 31,
                                                    ------------------------------
                                                   1999                           1998
                                           ---------------------         ---------------------
                                           COMMON                        COMMON
                                           SHARES         AMOUNT         SHARES         AMOUNT
                                           ------         ------         ------         ------
COMMON STOCK:
 Balance, beginning of year             6,410,833    $     6,410      5,344,617    $     5,345

 Shares issued, pursuant to -
  Private Placements                    2,043,915          2,044        432,000            432
  Conversion of debt for common stock          --             --        633,883            633
  Exercise of warrants                    382,750            383             --             --
  Minority interest shareholder
  exchange of shares                       15,274             15            333             --
                                      ------------   ------------   ------------   ------------
Balance, end of period                  8,852,772          8,852      6,410,833          6,410
                                      ------------   ------------   ------------   ------------
ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                    --     10,309,361             --      9,775,173
 Shares issued, pursuant to -
  Private placement, net                       --        959,602             --        244,289
  Conversion of debt for common stock          --             --             --        289,152
  Exercise of warrants                         --        196,006             --             --
  Minority interest shareholder
  exchange of shares                           --         34,231             --            747
                                      ------------   ------------   ------------   ------------
Balance, end of period                         --     11,499,200             --     10,309,361
                                      ------------   ------------   ------------   ------------
EQUITY (DEFICIT):
 Balance, beginning of period                  --    (10,513,645)            --     (9,987,355)
 Net income (loss)                             --        462,525             --       (453,897)
                                      ------------   ------------   ------------   ------------
 Balance, end of period                        --    (10,051,120)            --    (10,441,252)
                                      ------------   ------------   ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)    8,852,772    $ 1,456,932      6,410,833    $  (125,481)
                                      ------------   ------------   ------------   ------------


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. DOLLARS)





                                                           NINE MONTHS ENDED DECEMBER 31,
                                                           ------------------------------
                                                                  1999           1998
                                                                  ----           ----

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                                         $   462,525    $  (453,897)
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                201,487        179,712
  Gain on disposal of assets                                      (945)       (74,594)
  Changes in operating assets and liabilities:
   Accounts receivable                                        (533,452)        88,105
   Inventory                                                  (393,606)       198,730
   Prepaids and other assets                                   (55,486)       (95,749)
   Accounts payable                                            339,856       (504,304)
   Other operating activities                                   24,468        (62,861)
                                                           ------------   ------------
Net cash provided by (used in) operating activities             44,847       (724,858)
                                                           ------------   ------------
CASH FLOWS USED IN (PROVIDED BY) INVESTING ACTIVITIES
 Goodwill acquired in business acquisition                  (1,274,487)            --
 Fixed asset purchases                                         (66,719)      (221,731)
 Proceeds from disposal of fixed assets                         15,145        347,017
                                                           ------------   ------------
Net cash (provided by) used in investing activities         (1,326,061)       125,286
                                                           ------------   ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Borrowings on bank loan facilities, net                       409,637        286,766
 Proceeds from issuance of stock                             1,158,036        534,505
 Repayments of indebtness                                     (143,872)      (219,058)
                                                           ------------   ------------
Net cash provided by financing activities                    1,423,801        602,213
                                                           ------------   ------------
Increase in cash                                               142,587          2,641
Cash, beginning of year                                         39,303          1,177
                                                           ------------   ------------
Cash, end of period                                        $   181,890    $     3,818
                                                           ------------   ------------


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED)
(U.S. DOLLARS)





                                                        NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                       ---------------------
                                                        1999           1998
                                                       -----          -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
  Income taxes                                   $       800    $       800
                                                 ------------   ------------
  Interest                                       $   212,792    $   206,071
                                                 ------------   ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Minority interest shareholder exchange
   of shares                                     $    34,246    $       746
                                                 ------------   ------------
  Acquisition of equipment under capital leases  $    61,189    $   198,533
                                                 ------------   ------------
ACQUISITION OF U.S. CELLULOSE CO.
 Accounts receivable                             $   354,774    $        --
 Inventory                                           211,214             --
 Prepaids                                             68,590             --
 Fixed assets                                         20,896             --
 Other assets                                         21,320             --
 Accounts payable                                   (216,788)            --
 Taxes payable                                       (49,903)            --
 Accrued payroll                                     (27,008)            --
 Employee severance plan                            (388,800)            --
                                                 ------------   ------------
Net liabilities at date of acquisition           $    (5,705)   $        --
                                                 ------------   ------------


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION
   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year.

   These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission.

   RECLASSIFICATIONS
   Certain prior period balances have been reclassified to conform to the current period presentation.

2. INVENTORIES


                                                    1999
                                                    ----
                                          DECEMBER 31,   MARCH 31,
                                          ------------   ---------

Raw materials and supplies                $ 1,129,699    $   605,288
Finished goods                                871,215        603,250
Less allowance for slow-moving inventory     (386,340)      (198,784)
                                          ------------   ------------
                                          $ 1,614,574    $ 1,009,754
                                          ------------   ------------

3. INCOME TAXES
   The Company and its subsidiaries have federal operating loss carry-forwards of approximately $4.5 million and state operating loss carry-forwards of approximately $1.9 million at December 31, 1999, which expire at various dates through 2014. The Company also has federal and state tax credits of approximately $280,000 and $150,000 at December 31, 1999. Other material temporary timing differences include inventory valuation allowances, employee severance and vacation compensation. For the nine-month period ended December 31, 1999, the Company has used approximately $780,000 in federal and state net operating losses to offset taxable income; no provision has been posted for alternative taxes because their impact is de minimis.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




   The Company currently has a 100% allowance against all deferred tax assets and tax credits; however, to the extent the Company continues generating net income revenue management will reassess the need for a full allowance.

4. EARNINGS PER SHARE ("EPS")
   The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented.


5. ACQUISITION AND MERGER
   On October 18, 1999 Alternative Materials Technology, Inc. ("AMT"), a wholly-owned subsidiary of the Company purchased all of the outstanding capital stock of U.S. Cellulose Co. ("USCC"), a paint coatings company based in California with annual revenues of approximately $3,300,000. Pursuant to a Stock Purchase Agreement dated October 15, 1999 the consideration paid was $1,000,000 in cash. In connection with the purchase, the Company adopted a USCC Employee Severance Plan, which entitles former USCC employees to receive up to approximately $400,000 in benefits, which will be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. USCC's assets and liabilities were recorded at their Fair Value at the date of the acquisition. The excess of acquisition cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.

   The following summarized unaudited proforma financial information assumes the acquisition had occurred on April 1 of each year. The USCC results of operations in fiscal year 1999 are through the date of acquisition, October 18, 1999.


                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                                 ------------------
                                                 1999          1998
                                                 ----          ----
                                                            (UNAUDITED)
REVENUES:
Polymer Solutions, Inc.                      $ 9,216,635    $ 5,658,954
U.S. Cellulose Co.                             1,949,629      2,333,609
                                             ------------   ------------
Combined                                     $11,166,264    $ 7,992,563
                                             ------------   ------------
NET INCOME (LOSS):
Polymer Solutions, Inc.                      $   462,525    $  (453,897)
U.S. Cellulose Co.                              (820,708)      (806,716)
                                             ------------   ------------
Combined                                     $  (358,183)   $(1,260,613)
                                             ------------   ------------
COMBINED NET INCO ME PER SHARE:
Basic
Net income available to common shareholders  $  (358,183)   $(1,260,613)
Weighted average number of common
shares outstanding                             8,419,125      7,474,290
                                             ------------   ------------
Basic and diluted earnings per share         $     (0.04)   $     (0.17)
                                             ------------   ------------

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




   The amounts do not reflect any benefits from economies that might be achieved from combined operations. The proforma amounts do reflect purchase accounting adjustments and amortization for the periods presented.


6. BANK LOAN FACILITIES
   Effective October 20, 1999, the Company renegotiated the Line of Credit Agreement to include an extension to October 31, 2001 and an increase in maximum borrowings from $1,800,000 to $3,000,000 at prime plus 2.5%.


7. COMMITMENTS AND CONTINGENCIES

   LEASED PREMISES
   Pursuant to the Stock Purchase Agreement entered into between the Company and USCC effective October 15, 1999, the Company assumed the leased premises of USCC in San Jose, California with monthly lease payments of $6,000 until September 20, 2002.

   ENVIRONMENTAL MATTER
   Also pursuant the Stock Purchase agreement the Company acknowledged, along with seventy-nine other local, regional and multinational businesses, to be named as a potentially responsible party in the California Superfund site known as the Bay Area Drum site. USCC was identified as a potentially responsible party because it sent drums during limited periods between 1978 and 1982 to Bay Area Drum for recycling. The business operations of Bay Area Drum resulted in significant releases of hazardous substances to the environment. Management has performed an environmental analysis of the Bay Area Drum issue and intends to negotiate a settlement with the administration of the Bay Area Drum. The analysis showed a probable liability for clean-up and legal and administrative-related costs from the Bay Area Drum site could range from $87,000 to $133,000 and a reserve of $87,000 is included in accrued liabilities.


8. COMMON STOCK

   During the third quarter of fiscal year 2000, the Company issued 69,250 shares on the exercise of warrants, at an exercise price of $0.52 (Cdn.$0.76) per share, for which the Company received $35,942 in cash. Pursuant to a private placement held in December 1997, the share purchase warrants to acquire 237,500 shares at $0.85 expired effective October 30, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Polymer Solutions, Inc. (the "Company"), develops, manufactures and distributes paints, coatings and adhesives to various industries, primarily in California. In 1998, PSI constructed a new production facility in Chico, California that allows the Company significant growth opportunities both internally and by way of acquisition. Presently, the new facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased significantly.

On October 18, 1999, the Company acquired U.S. Cellulose Co. ("USCC") for $1,000,000 in cash and the assumption of certain liabilities. In order to finance the cash portion of the transaction, the Company repriced certain warrants to encourage exercise and conducted two private placements. The Company assumed responsibility for an Employee Severance Plan, which obligates the Company to pay up to $400,000 in severance pay to former USCC employees over the next six years. USCC has annual revenues of approximately $3.3 million.

Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

RESULTS FROM OPERATIONS FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998:

Sales revenue for the nine-month period ended December 31, 1999, was $9,216,635 compared to $5,658,954 during the nine-month period ended December 31, 1998, an increase of 63%. The Company's water-based products are the principal source of revenue and increased 36% over the same period last year. The secondary source of revenue is the Company's low volatile organic compound solvent-based products, which increased by 80% as compared to the same period last year. These increases reflect the demand for the Company's coatings and other products, which has been stimulated by concerted marketing efforts and increased brand name recognition. The increase also reflects a larger customer base due to the acquisition of USCC since October, 1999.

Cost of goods sold for the nine-month period ended December 31, 1999, were $6,280,070 compared to $4,190,070 for the nine-month period ended December 31, 1998. Cost of goods sold as a percentage of sales decreased to 68% from 74% for the same period. The related gross profit for the nine-month period ended December 31, 1999, was $2,936,565 or 32% of sales compared to $1,468,884 or 26%
of sales for the nine-month period ended December 31, 1998. These significant improvements come from continued negotiation for lower raw material costs and the effect of improved production efficiencies achieved by the operation of our new facility.

Marketing and sales expense for the nine-month period ended December 31, 1999, was $877,868 compared to $682,001 for the nine-month period ended December 31, 1998, an increase of 29%. This increase is due to a combination of higher sales commissions related to the 63% increase in revenue and the continued expansion of the marketing and sales staff required to maintain the growing customer base.

The Company's general and administrative expenses for the nine-month period ended December 31, 1999, were $984,553 compared to $669,159 for the nine-month period ended December 31, 1998. The increased expense is related primarily to the payment of consulting fees for the former owner and senior officer of USCC, increased wages and rent for the acquired San Jose facilities, and an increase in the accrual of vacation, sick pay and current audit fees.

Research and development costs for the nine-month period ended December 31, 1999, were $432,706 compared to $374,144 for the nine-month period ended December 31, 1998, an increase of 16%, which reflects the full cost of the prior year increase in the number of research and development employees.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $181,890 at December 31, 1999, from $39,303 at March 31, 1999, due to the timing of credit line advances. Cash flow provided by operating activities totaled $71,448 for the first nine-month of Fiscal year 2000 versus cash used of $724,858 during the same prior-year period, as a result of improved net income, primarily due to management's focus on reducing raw material costs. Accounts receivable and inventory at December 31, 1999, increased by $888,226 and 604,820 respectively from March 31, 1999, due to the increased level of operating activity.

The Company has working capital of $1,968,848 at December 31, 1999, compared to $926,847 at March 31, 1999. The current ratio at December 31, 1999, was 1.95 versus 1.7 at March 31, 1999.


OUTLOOK

We continue to reach new high points in the life of the Company, including all time records in both sales and net income. The acquisition of USCC is only the first of further planned acquisitions that will utilize capacity of our new state-of-the-art manufacturing plant by adding new customers and improved products. The Company's strong fundamentals provide the foundation for rapid growth to a significant company, and we are now building on that foundation.

Year 2000

As of the date hereof, the Company has not experienced any significant business disruptions as a result of the Year 2000 issue in regards to the areas of plant systems, external parties and information technology. The monitoring of hardware, software, and external parties is ongoing and contingency plans have been developed to address issues within the Company's control. This does not guarantee that problems will not occur in the future or have not yet been detected.

Note to Readers

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements in this Quarterly Report on Form 10-Q and in letters to shareholders, are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company's business beyond the Company's control.


PART II - OTHER INFORMATION
---------------------------



ITEM 1. LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NOT APPLICABLE

ITEM 5. OTHER INFORMATION - NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)  EXHIBIT 27.  FINANCIAL DATA SCHEDULE

            27.1 [1] Financial Data Schedule for Commercial and Industrial Companies

        B)  FORM 8-K
            1)   A current report on Form 8-K dated October 18,
                 1999, was filed on November 2, 1999, to report the acquisition of USCC effective October 18, 1999, and the accompanying exhibits filed under item 7.
            2)   A current report on Form 8-K/A dated October 18,
                 1999, was filed on December 30, 1999, for the purposes of including the required financial statements and pro forma financial information in respect of the acquisition of USCC.

--------------
[1] Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     POLYMER SOLUTIONS, INC.
                                                     (Registrant)




Date: February 11, 2000                              /s/ Gordon. Ellis
                                                     ---------------------------
                                                     Gordon L. Ellis
                                                     Chairman



Date:  February 11, 2000                             /s/ Larry Flanagan
                                                     ---------------------------
                                                     E. Laughlin Flanagan
                                                     President and CEO