Form 10-K
period 2000-03-31
POLYMER SOLUTIONS INC
filed 2000-06-22
CIK 863441

                                      2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from __________ to __________ .


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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS:                                          NO. OF SHARES:

Common Shares, par value $0.001                                     8,855,939

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant on May 9, 2000 was Cdn$9,215,376 and US$5,316,563, computed by reference to the closing sale price of the Common Shares on the Canadian Venture Exchange and Over the Counter Bulletin Board, respectively on such date. The aggregate number of Common Shares outstanding on May 9, 2000 was 8,860,939.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement prepared for the Company's Annual General and Special Meeting of Shareholders to be held August 2, 2000 are incorporated by reference in Part III of this Form 10-K.
                    The Exhibit Index is located on page 35.

                            POLYMER SOLUTIONS, INC.
                           Annual Report on Form 10-K
                    For the Fiscal Year Ended March 31, 2000

                               TABLE OF CONTENTS

ITEM                                                                      PAGE
NUMBER                                                                   NUMBER
------                                                                   ------
                                   PART I

1.     Description of Business.........................................     3
2.     Properties......................................................    10
3.     Legal Proceedings...............................................    10
4.     Submission of Matters to a Vote of Security Holders.............    10

                                   PART II

5.     Market for Registrant's Common Equity and Related
         Stockholder Matters...........................................    11
6.     Selected Financial Data.........................................    11
7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operation......................................    12
7A.    Quantitative and Qualitative Disclosures About Market Risk......    16
8.     Financial Statements and Supplementary Data.....................    16
9.     Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure..........................................    32

                                   PART III

10.    Directors and Executive Officers of the Registrant..............    32
11.    Executive Compensation..........................................    32
12.    Security Ownership of Certain Beneficial Owners and Management..    32
13.    Certain Relationships and Related Transactions..................    32

                                   PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K......................................................    32

SIGNATURES.............................................................    34
EXHIBIT INDEX..........................................................    35

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Polymer Solutions, Inc. (the "Registrant" or "PSI" or "The Company") develops, manufactures and distributes paints, coatings and adhesives to various industries, primarily in California and neighboring states. Two years ago PSI leased a new state of the art, highly automated production facility in Chico, California. This facility and related processing equipment gives PSI the unique ability to make any type of water or solvent-based coating the market demands now and into the foreseeable future. Presently, the new facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased to over $50 million per year. These factors combine to allow the Company significant growth opportunities.

The Company conducts all of its product development, manufacturing and marketing/sales through its wholly owned operating subsidiary, Alternative Materials Technology, Inc. ("AMT USA"). The corporate and manufacturing facilities are based in Chico, California. AMT USA also has two laboratory and distribution facilities located in the major customer base areas of Los Angeles and San Jose, California. These satellite facilities are staffed with sales engineers and technical service personnel.

Public-company management and regulatory reporting for the Registrant is the responsibility of corporate headquarters located at 312 Otterson Drive, Suite H, Chico, California, 95928. The telephone number is (530) 894-3585. The Company also has a web site at "polysolutions.com".

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

The purpose of the reorganization was to consolidate the issued share capital on a 1:3 basis and to redomicile the publicly listed parent company from British Columbia, Canada to the United States. PSI and PAC were organized by AMT for purposes of the reorganization and had no businesses or operations of their own prior thereto. Shareholders approved the reorganization at a Special Meeting held on November 12, 1996.

On October 18, 1999, AMT purchased all the stock of U.S. Cellulose Co., ("USC") a California corporation. USC is engaged in the business of development, production and sale of paints and coatings in markets parallel to those of the Company. Effective November 24, 1999 USC merged into AMT.

The Registrant and its subsidiaries, PAC, AMT and AMT USA are herein referred to together as "Polymer Solutions, Inc.", "PSI" or the "Company".

The market for paints and coatings in the USA is estimated at $17.2 billion and the market is expected to track the growth of US GDP. The Company's primary target market is the five western states, which includes California, Nevada, Oregon, Washington and Arizona. There are about 250 paint companies operating in this region with combined revenue estimated at $3.4 billion. The profile of a company in this industry ranges from the multi-million dollar company with 500 or more employees, to the cottage industry company with revenue of several hundred thousand dollars and fewer than 10 employees. Revenue per company in these five western states is estimated to average $13.5 million.

PSI's growth strategy is twofold: First, to identify and acquire several companies that have profitable revenue in complementary product lines with established distribution channels over the next several years. The first phase of this strategy was deployed with the fiscal year 2000 successful purchase of U.S. Cellulose, a San Jose-based paint manufacturer with annual revenues of approximately $3.3 million. Management believes this growth strategy accretes to margins, which, due to PSI's size, provides an above average industry level of EBITDA.

And, second, the growth rate of the Company's high-performance, low volatile organic compound (VOC) coating products is expected to accelerate due to a number of environmental issues that these proprietary products address and satisfy.

Over the past ten years, PSI has developed and produced a unique suite of high performance, low VOC, and environmentally sound products that have performance characteristics that meet or exceed the traditional products used in the coatings industry. Management's assessment of the environmental arena is that the trend towards reduction or elimination of VOCs and certain hazardous solvents will accelerate in the next few years due to government regulation and market demand. The Company is in a position to benefit from these trends, because of the technological lead and notoriety it has in this market place. The PSI products supplied to this customer base are low VOC product formulations based on proprietary polymer chemistry. It is expected that the growth rate of this market segment will be much higher than traditional coating products and much higher than the GDP growth rate because of increasing environmental concerns regarding the polluting effects of highly volatile organic compounds. PSI's products are established in the marketplace and the company is poised to continue its historical growth, which for the past 5 years has exceeded approximately 50 percent.

THE COMPANY

PSI develops and manufactures proprietary coatings and adhesives and markets them to a wide range of users. The Company utilizes polymer chemistry and in-house developed techniques to provide competitively priced products that meet or exceed all proposed governmental clean-air regulations, while delivering performance characteristics superior to existing products.

The Company's focus is the continued product development, refinement and marketing of its low VOC coatings in the five-state western region. The product group consists of over 100 specialized coatings designed to provide manufacturing concerns with a wide variety of coating systems that uniquely meet the design requirements of industrial and retail customers. The Company also produces a water-based adhesive, which is sold to the aerospace and general industrial-manufacturing firms.

Thirty-two of the Company's employees operate out of PSI's new fully integrated and automated manufacturing plant located in Chico, California. PSI also has 22 employees located in San Jose and Los Angeles distribution and technical service centers. The main production facility in Chico, CA is capable of producing and shipping 4.8 million gallons of coatings per year. This equates to potential revenue in excess of $50 million per annum.

THE INDUSTRY

Worldwide paints and coatings shipments are valued at approximately $50 billion, with sales in the USA of $17.2 billion. The adhesive and sealant markets are valued at $18 billion, with the USA generating a third of all sales, or about $6 billion. The Original Equipment Manufacturing (OEM) segment typically includes the higher value-added products within this diverse industry.

OEM coatings and adhesives products are performance-driven markets. Products that are successful in these markets must possess a particular combination of properties at an acceptable cost to the end user and be easily applied by the end user. PSI expects the markets for many of its performance coatings to grow at 15-25% per year because of superior product quality and more aggressive marketing.

The Company's depth of knowledge in polymer chemistry has enabled it to develop products suitable for a wide variety of OEM firms in several industrial segments. These segments include firms whose processes demand the application of coatings to several substrate types including wood, metal, glass and aggregate. The uniqueness of PSI's products in this market place is related to the Company's ability to produce these high performance coatings with greatly reduced VOC content. AMT has succeeded in developing these leading edge coatings and adhesives ahead of the industry's largest, most-established firms.

The Company's formulated coating and adhesive products are significant intellectual property assets. This proprietary position reflects a technology and expertise that enables the Company to provide products that meet and exceed customer and regulatory expectations, especially where competitors have been unsuccessful.

THE PRODUCTS

In the past, high VOC solvent-based coatings have been the accepted standard by which manufacturers have been applying coatings or surface protection to their products for decades. However, the Company's water-based and low VOC solvent-based coatings provide these manufacturers with environmentally sound alternatives to the regulated high VOC content coatings. Manufacturers who use PSI products produce a superior end product while drastically reducing the amount of pollution that is generated during their manufacturing process.

PSI's research chemists have developed products that satisfy government mandated environmental guidelines while maintaining important quality standards. The Company's low VOC products offer several additional advantages such as increased yield per gallon, more durability with better clarity and decreased health risks to employees.

THE MARKET

There has been resistance to change among long-time users of solvent-based coatings. They have a reluctance to try new products when their current products produce a satisfactory result. This holds true even though current use provokes environmental, health or safety concerns. The negative environmental and health aspects of traditional solvent-based products have not been enough of an incentive to encourage manufacturers and users to change technologies. Historically, some manufacturers have presented sub-standard and relatively poor performing low VOC products to the market during the past decade.

AMT USA's major domestic competitors include AKZO Nobel, The Sherwin-Williams Company, Guardsman/Lilly Industries, MacLac, Cardinal Paints, Rudd Coatings, Performance Coatings, and Triangle Paints.

The wood coatings market is just one segment of the multi-billion dollar paint and coatings industry. This industry can be characterized as changing rather than growing. Government and environmental regulations are driving research and development efforts toward coating systems that allow manufacturers to reduce the amount of pollution generated during their manufacturing process. Most of this research and development is directed toward environmentally safe products that will meet the needs of manufacturers requiring coating for wood, metal, plastic and glass for protection or cosmetic value. PSI coatings fill the needs of these manufacturers.

The competitive nature of the paint industry results in continual acquisitions and consolidations. The total number of US companies within the industry has decreased steadily from 1,977 to an estimated less than 1,400 companies today. The ten largest producers have over 50% of the U.S. market for coatings. There are several companies, such as PPG Industries, Sherwin Williams, Lilly Guardsman, Akzo Nobel, and

Velspar with national distribution, but generally, the paint and coatings industry remains a highly regional business.

THE GROWTH STRATEGY

The primary reasons for the historical growth of the Company have been due to the dynamics of the Company's marketing, manufacturing operations and growth strategy. As revenues increase the incremental cost of goods sold decreases, which positively impacts on the gross margins of incremental revenue.

The Company has historically limited its marketing and sales activities primarily to the California area, but is now in position to implement a more aggressive growth strategy. The Company is now planning the expansion of its marketing and sales efforts to extend the market focus for its state-of-the-art coatings products to new markets. The Company's wood coating markets include manufacturers of solid and laminate wood furniture, rattan, cabinets, doors, windows, moldings, signs, sporting goods and sundry smaller articles such as picture frames. The total available target market within the California region is estimated at over $100 million. This market can be serviced by all three of PSI's Chico, San Jose and El Monte locations.

Competitive forces and environmentally driven changes will decrease the number of competitors in the coatings industry (particularly the mid-size companies). The successors will be companies that can operate globally and focus their efforts directly on regional markets.

Almost two-thirds of the 1,400 paint and coatings plants are located east of the Mississippi River. Manufacturers are typically close to population centers due to logistics. The top 15 companies accounted for more than 60% of the US domestic coatings market by volume in 1994.

There are many companies with revenues of less than $15 million operating in the marketplace. The paint business traditionally has had very few barriers to entry and it was relatively easy to start a regional, fully integrated paint company. However, recently introduced environmental legislation has made the entry into the coatings business a more strenuous and expensive proposition due to the extensive capital investment needed in research & development and modern plant equipment capable of allowing a company to meet the environmental and market requirements. These regulations are being applied to existing small manufacturers who face the expense of upgrading their operations. In many cases, the businesses are too small or have limited growth opportunities to offset the cost of upgrading the manufacturing facility to achieve regulatory compliance. Even though PSI is still considered a small manufacturer, the Company has superceded these obstacles through the development and refinement of environmentally compliant products and the move to a new state-of-the-art manufacturing facility. In addition, this strategic advantage provides PSI with an opportunity to purchase existing businesses whose owners have limited exit strategies.

There are about 215 companies that have fewer than 50 employees in the Company's target market. These companies share some common elements such as outdated facilities, older coating technologies and lack of growth opportunities. Combined, however, they also have established significant distribution channels and a large diversified customer base.

The Company's recent acquisition of U.S. Cellulose was designed to provide PSI with a vehicle to introduce its advanced OEM coating formulations to the consumer. The U.S. Cellulose business is comprised of approximately 50% OEM and 50% consumer. PSI plans on using the established consumer brand name of U.S. Cellulose to greatly expand the sales of its product to this market place. In particular PSI's wood-coating products are extremely well suited for these distribution channels. They have wide market appeal because of their superior performance and reduced VOC content. This makes them much more suitable for the consumer market than the toxic products presently being sold into this market place. PSI has had great success with large industrial OEM producers of redwood and cedar wood products. The product that PSI is selling to these customers has been tested against the commercially available retail products and proven to out perform those products in long-term weatherabilty testing. PSI is increasing the overall revenue of the Company by building upon these factors and delivering these products to the consumer market through the Company's distribution channels.

PSI is currently pursuing several acquisition candidates that already have established market share in this segment of the wood coatings industry.

SALES BREAKDOWN BY MAJOR CATEGORIES OF ACTIVITY

FOR THE FISCAL YEAR           WOOD                     OTHER COATINGS       TOTAL
   ENDED MARCH 31           COATINGS      ADHESIVES      AND MISC.          SALES

       2000                $12,071,406    $250,634        $799,336       $13,121,376
       1999                  7,123,214     167,553         516,524         7,807,291
       1998                  6,640,785     142,459         545,703         7,328,947
       1997                  4,325,930     248,587         421,458         4,995,975
       1996                  2,989,015     198,527         210,771         3,398,313
       1995                  2,175,861     170,461         168,639         2,514,961
       1994                    531,747     169,366         127,894           829,007

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

There are 51 regions in the United States that have been classified as Non-Attainment Areas, the most significant of which is the Los Angeles Basin in California. The Los Angeles Basin is a major manufacturing, industrial and population center which, in combination with its topographic and atmospheric characteristics, produces an inversion layer conducive to retaining pollutants (i.e. "smog"). The South Coast Air Quality Management District ("SCAQMD") was created by the California State Legislature in 1977 with a mandate to restrict the emissions of photo chemically reactive, smog-producing chemicals and solvents. These chemicals and solvents often contain VOCs.

Rule 1136 was adopted in 1983 by the SCAQMD to regulate users of wood coatings containing VOCs. The Rule describes specific grams per liter and pounds per gallon limits for each type of coating: top coats, stains (undercoats) and sealers. These limits were to have decreased over a six-year period from July 1, 1990 to July 1, 1996. Effective June 14, 1996, the Board of the SCAQMD resolved to amend the timing of the implementation of reductions in allowable levels of VOCs in top coats from July 1, 1996 to July 31, 1997, in favor of an incentive program to reward furniture and cabinet manufacturers who make the switch to compliant coatings in advance of the new date. Similar limits pertaining to sealers (undercoats) and stains will also become effective July 31, 2005.

Rule 1401 was adopted during 1990 by the SCAQMD and lists six solvents typically used in wood finishes as carcinogenic air contaminants. As such, the use of these six substances is permitted only on a case-by-case basis. This restricts the end user's ability to expand production using traditional solvent-based coatings.

RESEARCH AND DEVELOPMENT

The Company's current research and development activities include new product development and refinement, analyzing and testing of new and competitive products, and identification of new applications.

PRODUCT PROTECTION

The Company develops and manufactures products of a proprietary nature. Management believes that the Company's future growth and profitability will be closely linked to its research and development capabilities. The Company therefore strictly maintains policies and procedures including, but not limited to strict internal confidentiality, patent protection (where appropriate) and binding non-disclosure agreements. During the course of customer testing and where total non-disclosure is not practicable, secrecy agreements are used for further protection. AMT USA has one registered trademark WaterMaster(TM), related to its water-based wood coating products.

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

     Chairman of the Board -- Gordon Ellis

Mr. Ellis is a Professional Engineer and Economist with a Master in Business Administration in finance. He has over 21 years experience in development, finance and management of diversified companies and projects.

     CEO and President, PSI -- E. Laughlin Flanagan

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

     CEO & President, AMT USA -- William A. Maligie

Mr. Maligie has a Bachelor of Science, Polymer Technology from California State University, Chico, California and a Masters in Business Administration from the University of Texas, Dallas. Prior to joining the Company in 1989, he managed product development, marketing and sales for Texas Instruments and the Dynachem Division of Morton Thiokol.

     CFO, AMT USA & Controller, PSI - Charlene Bellante

Ms. Bellante is a Certified Public Accountant with 18 years of financial reporting experience and six years of experience as controller of a multi-million dollar international manufacturing company.

     General Manager, AMT USA -- Ryan Oates

Mr. Oates is one of PSI's leading chemists. His knowledge and ability in the development and adaptation of wood coatings to specific situations is excellent and has greatly contributed to PSI's product line expansion

     Vice President Marketing & Sales, AMT USA -- Craig Pollock

Craig has over 14 years of sales management experience including Duckback Products, Inc. and Olympic Stain. He was responsible for the establishment of national distributor programs, which helped to increase volume by almost 10-fold in less than 6 years.

     Director of Research & Development, AMT USA -- Wade Potter

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

     Secretary, PSI - Darryl Jones

Darryl F. Jones is a Chartered Accountant and has many years of experience in financial management, and reporting. Mr. Jones has been on the Board of Directors for the Company and its predecessor since January 1994. Previously, Mr. Jones was President, CEO and a Director of a publicly-held company, listed on the NASDAQ, which manufactures and sells absorbent products for the industrial and animal care markets. In early 1997, Mr. Jones became Vice President, Finance for a technology company which develops and operates a computer network providing EDI and electronic financial services to financing institutions.

PERSONNEL

As of May 9, 2000, the Company has 54 full-time employees. The Company and its subsidiaries also contract a small number of temporary employees and contractors to provide administration or marketing services on specific, short-term projects.

ITEM 2.     PROPERTIES

CHICO, CA -- MANUFACTURING AND ADMINISTRATION FACILITY

In fiscal year 1999, AMT USA relocated to a leased state-of-the-art manufacturing and administrative facility in Chico, California. The facility as presently configured approximates 50,000 square feet. This facility brings the capacity of the Company to approximately $50 million of revenue per year, with adequate room to expand at this location. This facility houses operations, materials management, research, finance and administrative functions. The lease requires monthly payments of $17,145 to $20,307 during the ten-year term.

During fiscal year 1999, the Company sold the 20,000 square-foot facility in Chico, California, which formerly housed the manufacturing, laboratory and administration functions of the Company.

LOS ANGELES, CA -- SALES & TECHNICAL SERVICE FACILITY

AMT USA has leased an office and warehouse unit of approximately 5,300 square feet in South El Monte, California, which is located within the County of Los Angeles. The facility has easy access to interstate highways.

This facility serves as a warehouse, regional sales office and laboratory for minor color matching/shading as required by wood coating customers. This facility has improved the Company's turnaround time in development of samples for test runs on customers' equipment. The lease has a term that expires August 31, 2001, with an option held by AMT USA to continue for an additional five-year term at prevailing rental rates. Monthly lease payments of approximately $3,450 are required.

SAN JOSE, CA -- SALES, WAREHOUSE & MANUFACTURING FACILITY

AMT USA leases an office and warehouse unit of approximately 10,000 square feet in San Jose, California, which is located within the County of Santa Clara. The facility was previously operated by U.S. Cellulose. This facility serves as a warehouse, regional sales office, manufacturing, and a small laboratory. The lease has a term that expires September 30, 2002, with no option. Monthly lease payments of approximately $6,000 are required.

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

ITEM 3.     LEGAL PROCEEDINGS

At the present time there are no actual or pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is the subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended March 31, 2000.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on the OTC Bulletin Board under the trading symbol PYSU, and on the new Canadian Venture Exchange ("CDNX"), under the trading symbol PYM. CDNX is the result of a merger between the Vancouver Stock Exchange ("VSE") and the Alberta Stock Exchange ("ASE"), which commenced operations on November 29, 1999. The Company's listed shares were transferred to CDNX as a result of the merger. The trading volumes of the Company's shares on the OTC Bulletin Board have been very small. CDNX is the Company's principal trading market. Effective March 2000, CDNX implemented a two-tier system. The Company has been classified as a Tier 1 Issuer, which is considered a more advanced tier, where higher financial requirements must be maintained. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ended March 31, 2000, 1999 and 1998.

Canadian Dollars:

                               FISCAL 2000       FISCAL 1999       FISCAL 1998
                              HIGH      LOW     HIGH      LOW     HIGH      LOW
                              -----    -----    -----    -----    -----    -----
First quarter                 $0.85    $0.65    $1.05    $0.75    $1.00    $0.70
Second quarter                $0.95    $0.73    $1.00    $0.60    $1.12    $0.70
Third quarter                 $1.15    $0.95    $0.70    $0.40    $1.25    $0.71
Fourth quarter                $1.35    $1.05    $0.89    $0.40    $1.00    $0.70

SHAREHOLDERS

The Company has 427 registered shareholders as at May 9, 2000. The articles and by-laws of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

DIVIDENDS

The Company has not paid any dividends to its common shareholders since inception. The decision to pay dividends and the amount thereof is at the discretion of the Board of Directors of the Company and will be governed by such factors as earnings, capital requirements and the operating and financial condition of the Company. The Company intends to retain any earnings to finance growth of its business and, thus, does not intend to pay dividends in the foreseeable future.

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

                                                      YEAR ENDED MARCH 31

                                2000(1)         1999          1998          1997          1996

Sales revenue                 $13,121,376    $7,807,291    $7,328,947    $4,995,975    $3,398,313
Cost of goods sold             (9,028,728)   (5,750,127)   (5,904,797)   (3,768,510)   (2,602,423)
                              -----------    ----------    ----------    ----------    ----------
Gross Profit                    4,092,648     2,057,164     1,424,150     1,227,465       795,890
Corp./Admin. expenses          (3,204,516)   (2,377,592)   (2,102,042)   (2,029,422)   (1,982,965)
Income (loss) from
  operations                      888,132      (320,428)     (677,892)     (801,957)   (1,187,075)
Income (loss) per share
  from operations                     .11          (.06)        (0.16)        (0.23)        (0.37)
Interest expense (net)           (287,695)     (280,456)     (189,382)      (96,335)      (81,611)
Income tax benefit                470,000            --            --            --            --
Income (loss) for the
  year                          1,105,337      (526,290)     (870,090)   (1,103,631)   (1,268,686)
Income (loss) per share               .14          (.09)        (0.21)        (0.31)        (0.40)
Dividends per share                    --            --            --            --            --
Working capital                 2,711,092       888,821       501,292       477,034       875,706
Total assets                    6,649,093     3,206,480     3,271,130     2,368,291     2,220,570
Long term obligations           2,484,334     1,769,192     1,474,506     1,126,423       400,437
Shareholders' equity
  (deficit)                     2,101,967      (197,874)     (206,837)     (439,146)      651,075

---------------
(1) The Company finalized the acquisition of USC on October 18, 1999 and as a result of the merger, USC was fully integrated into AMT during the last half of fiscal 2000. The results for the fiscal year end 2000 reflect the amalgamation. See Item 8 -- Note 6 to the Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company develops, manufactures and distributes paints, coatings and adhesives to various industries, primarily in California and neighboring states. In 1998, PSI leased a new production facility in Chico, California that allows the Company significant growth opportunities both internally and by way of acquisition. Presently, the new facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased significantly.

On October 18, 1999, the Company acquired USC for $1,000,000 in cash and the assumption of certain liabilities. To finance the cash portion of the transaction, the Company repriced certain warrants to encourage exercise and conducted two private placements. The Company assumed responsibility for an Employee Severance Plan, which obligates the Company to pay up to $384,400 in severance pay to former USC employees over the next six years. USC has annual revenues of approximately $3.3 million.

Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

RESULTS FROM OPERATIONS

Sales revenues for the fiscal year ended March 31, 2000 were $13,121,376, an increase of 68% over the fiscal 1999 total of $7,807,291, which was an increase of 7% over the fiscal 1998 total of $7,328,947. The increase in fiscal 2000 is due both to the acquisition of U.S. Cellulose and the continued growth in the number of customers and the volume of sales to existing customers covering all of the Company's wood-coating products lines.

The company's low VOC solvent-based product revenue increased by 109% over the previous fiscal year, and the water-based product revenue increased 38% for the same period.

Gross profit for the fiscal year ended March 31, 2000 increased to $4,092,648 from $2,057,164 for fiscal 1999. This increase in gross profit was attributable to the aforementioned volume increase in sales, as well as reductions in material costs. This was achieved through a combination of negotiated raw material purchase price reductions, reformulation of the Company's products, and the effect of improved production efficiencies achieved by the operation of the new facility. Gross profit for the fiscal year ended March 31, 1999 increased to $2,057,164 from $1,424,150 for the fiscal year ended March 31, 1998. This increase was also due to sales increases and material cost reductions.

Marketing and sales expenses in fiscal 2000 represent a 28% increase to $1,200,576 over the fiscal 1999 total of $934,019. This is due to $103,912 commissions paid on increased sales and an additional $162,645 of wages and travel expenses driven by the acquisition of U.S. Cellulose. Marketing and sales expense in fiscal 1999 increased 8% over fiscal 1998 due to additional compensation, travel and other expenses related to the increase in the Company's marketing and sales efforts.

General and administrative expenses were $1,428,449 for the year ended March 31, 2000 versus $935,930 in fiscal 1999 and $905,237 in fiscal 1998. The 53%
increase in fiscal 2000 is associated mainly with the acquisition of U.S. Cellulose and the related increases in wages, rent, and insurance as well as the amortization of goodwill.

Research and development expenses were $575,491 for fiscal year ended March 31, 2000 versus $507,643 for fiscal 1999 and $332,066 in fiscal 1998. The $68,028 increase in fiscal 2000 was due to increased wages and the $175,577 increase in fiscal 1999 was due principally to additional staff hired to reformulate the Company's products to achieve higher manufacturing margins.

Interest expense totaled $287,695 for the fiscal year ended March 31, 2000 compared to $280,456 in fiscal 1999 and $189,382 in fiscal 1998. The marginal increase in fiscal year 2000 was due to higher borrowing on the operating line of credit. The increase in fiscal year 1999 was also caused by the increase in use of the Company's line of credit and an increase in capital lease obligations related to the new facility, but was offset somewhat by the significantly lower interest rate on the new credit line.

Other income of $34,900 in fiscal 2000 is attributable to a settlement from the Company's previous line of credit lender for approximately $23,000, due to a dispute over early termination of that operating line of credit. The remaining balance is bank interest. Other income of $74,594 for 1999 was generated through the sale of the Company's previous manufacturing and administration facility.

INCOME TAXES

The Company has historically provided a valuation allowance of 100% against all deferred tax assets, primarily comprised of loss carry-forwards and research and development credits, because of historical losses over a ten-year period. However, in fiscal year 2000, the Company generated $635,337 of pre-tax income and utilized well over $3 million in federal and state loss carry-forwards.

            CATEGORY                                  FEDERAL        STATE

Net income before taxes                              $  635,337    $  635,337
Temporary differences:
  UNICAP                                                156,000       156,000
  Accounts receivable reserve                            20,000        20,000
  Inventory allowance                                   304,773       304,773
  Bonus accrual                                         100,000       100,000
  Vacation and sick leave                                78,164        78,164
  Nondeductible loss of subsidiary                      380,000             0
  Other                                                  56,926        24,126
                                                     ----------    ----------
Net taxable income                                   $1,731,200    $1,318,400
Approximate utilized net operating loss              $1,731,200    $1,318,400

The current-year utilization of loss carry-forwards led management to reassess its March 31, 2000 valuation allowance.

After carefully analyzing the factors that have contributed to the Company's current-year profitability, management has reduced its valuation allowance by $500,000. This assessment was determined after a review of factual current-year evidence such as pre-tax income; increased sales driven by more intensive marketing; improved gross margins generated from the efficiencies of operating in a larger capacity, state-of-the art plant for a full year; acquisition of a profitable Company; and an augmented management team. Management also analyzed the projected results of future operations, which include the impact of a full year of USC-related sales.

Based on this analysis, at March 31, 2000, management believes that its will generate sufficient pre-tax income to realize $500,000 in current tax benefits. The total amount of future taxable income necessary to realize the benefits is approximately $1,250,000. In management's opinion, the remaining valuation allowance is necessary due to the uncertainty of future income estimates. Management will continue to review the appropriateness of the valuation allowance on a quarterly basis.

Based on March 31, 2000, pre-tax income of $635,337, the Company is subject to federal and state alternative minimum tax of approximately $30,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company had $65,097 in cash compared to $39,303 at the end of fiscal 1999. Cash flow used in operating activities totaled $104,351 in fiscal 2000 versus $614,749 in fiscal 1999 and $751,532 in fiscal 1998. The lower requirements in fiscal 2000 are due to the Company's first year of profitability. The $1,159,883 proceeds from private placements in 2000 were offset by the acquisition of U.S. Cellulose, while the Company increased borrowing from the line of credit by $466,194. The cash requirements in fiscal 1999 were financed primarily from private placements of $244,721, increased borrowing on the Company's line of credit of $406,506, the settlement of debt reached by creditors, including related parties of $289,785 in consideration for common shares of the Company and additional capital lease financing of $239,127, offset by the repayment of debt.

The Company has positive working capital of $2,711,092 at March 31, 2000, versus $888,821 at the end of fiscal 1999. The current ratio at March 31, 2000 was 2.4:1 and 1.6:1 at March 31, 1999. The primary reasons for the increase in working capital and current ratio are increased sales volume, and the related increase in accounts receivable.

Capital additions during the year ended March 31, 2000 consisted of $158,389 including $61,801 of equipment acquired under capital leases, offset by proceeds from disposal of equipment of $15,145. This compares to fiscal 1999 in which there were $440,459 in purchases of fixed assets offset by proceeds from the disposal of the old facility of $346,517. The investments in fiscal 2000 consisted mostly of production equipment, and in 1999 were associated with the new plant.

ACQUISITION OF U.S. CELLULOSE AND RELATED FINANCING

On October 18, 1999 the Company, through its subsidiary, AMT USA, acquired all the issued and outstanding shares of U.S. Cellulose Co., Inc. ("USC") a California-based paint coatings company for a total purchase price of $1,000,000 in cash. This purchase price has been allocated to assets and liabilities based on their estimated fair market values.

To finance the transaction, the Company sold common shares as detailed on Form 8-K/A dated October 18, 1999, page F-9.

In connection with the purchase, the Company adopted a USC Employee Severance Plan, which entitles former USC employees to receive up to $384,400 in benefits, which will be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. The excess of acquisition cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.

OUTLOOK

In fiscal year 2000 the Company reached all time record highs in both sales and net income. The acquisition of USC was the first of future planned acquisitions that will utilize capacity of our state of the art manufacturing plant by adding new customers and improved products. The Company's strong fundamentals provide the foundation for continued rapid growth through acquisitions, joint ventures, product licenses, new product development, and any other opportunities that could result in an increase in shareholder value.

INFLATION

The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

YEAR 2000

As of the date hereof, the Company experienced no system failures or other effects with regard to the year 2000 issue in areas of plant systems, external parties and information technology. The monitoring of hardware, software, and the external parties is ongoing and contingency plans have been developed to address issues within the Company's control. This does not guarantee that problems will not occur in the future or have not yet been detected.

SAFE HARBOUR PROVISION

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 (as amended by SFAS No.
137) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS 133 and SFAS 137 in the first quarter of its fiscal year commencing March 31, 2001. The Company does not expect adoption of these statements to have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the requirements of SAB 101.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2000, there was $1,752,667 in borrowings under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

The Company has minimal operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain material funds in foreign currency beyond those necessary for operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

Consolidated Financial Statements:
  Report of Independent Accountants                             Page 17
  Consolidated Balance Sheets                                   Page 18
  Consolidated Statements of Operations                         Page 19
  Consolidated Statements of Shareholders' Equity
     (Deficit)                                                  Page 20
  Consolidated Statements of Cash Flows                         Page 21
  Consolidated Statements of Cash Flows continued               Page 22
Notes to Consolidated Financial Statements                      Page 23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Polymer Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Polymer Solutions, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Sacramento, California

May 26, 2000

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (U.S. DOLLARS)

                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         2000            1999
                                                                     -----------     ------------
                                       ASSETS
Current assets:
 Cash                                                                $    65,097     $     39,303
 Accounts receivable, net                                              2,374,065        1,143,919
 Inventories, net                                                      1,523,947        1,009,754
 Prepaid expenses and other assets                                       120,360          105,971
 Deferred income taxes, net                                              500,000                -
                                                                     -----------     ------------
                                                                       4,583,469        2,298,947
Fixed assets, net                                                        825,652          907,533
Goodwill, net                                                          1,239,972                -
                                                                     -----------     ------------
                                                                     $ 6,649,093     $  3,206,480
                                                                     ===========     ============
              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                    $ 1,303,088     $  1,038,882
 Payroll related and commissions payable                                 409,791          244,332
 Current portion of capital lease obligations                            159,498          126,912
                                                                     -----------     ------------
                                                                       1,872,377        1,410,126
Long-term liabilities:
 Bank loan facilities                                                  1,752,667        1,286,473
 Capital lease obligations                                               371,932          482,719
 Severance plan liability                                                359,735                -
                                                                     -----------     ------------
                                                                       4,356,711        3,179,318
                                                                     -----------     ------------
Minority interest                                                        190,415          225,036
                                                                     -----------     ------------
Commitments and contingencies (Note 11)

Shareholders' equity (deficit):
Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  2000 - 8,855,939 and 1999 - 6,410,833                                    8,855            6,410
Additional paid-in capital                                            11,501,420       10,309,361
Accumulated deficit                                                   (9,408,308)     (10,513,645)
                                                                     -----------     ------------
                                                                       2,101,967         (197,874)
                                                                     -----------     ------------
                                                                     $ 6,649,093     $  3,206,480
                                                                     ===========     ============

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (U.S. DOLLARS)

                                                                   YEARS ENDED MARCH 31,
                                                     ------------------------------------------------
                                                        2000               1999              1998
                                                     ------------      ------------      ------------
Sales revenue                                        $ 13,121,376      $  7,807,291      $  7,328,947
Costs of goods sold                                    (9,028,728)       (5,750,127)       (5,904,797)
                                                     ------------      ------------      ------------
                                                        4,092,648         2,057,164         1,424,150
                                                     ------------      ------------      ------------

Corporate and administrative expenses:
 Marketing and sales                                    1,200,576           934,019           864,739
 General and administrative                             1,428,449           935,930           905,237
 Research and development                                 575,491           507,643           332,066
                                                     ------------      ------------      ------------
                                                        3,204,516         2,377,592         2,102,042
                                                     ------------      ------------      ------------
Income (loss) from operations                             888,132          (320,428)         (677,892)

Interest expense                                         (287,695)         (280,456)         (189,382)
Other income (expense)                                     34,900            74,594            (2,816)
                                                     ------------      ------------      ------------
Income (loss) before income tax benefit                   635,337          (526,290)         (870,090)
Income tax benefit                                        470,000                 -                 -
                                                     ------------      ------------      ------------
Net income (loss)                                    $  1,105,337      $   (526,290)     $   (870,090)
                                                     ============      ============      ============

Basic and diluted earnings (loss) per share          $        .14      $      (.09)      $       (.21)
                                                     ------------      ------------      ------------
Weighted average basic and diluted number
 of shares outstanding                                  7,925,595         5,711,797         4,182,591
                                                     ------------      ------------      ------------


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY (DEFICIT) (U.S. DOLLARS)

                                                                         YEARS ENDED MARCH 31,
                                           --------------------------------------------------------------------------------------
                                                    2000                           1999                          1998
                                           ------------------------       ------------------------       ------------------------
                                             COMMON                        COMMON                         COMMON
                                             SHARES       AMOUNT           SHARES        AMOUNT           SHARES        AMOUNT
                                           ---------   ------------       ---------   ------------       ---------   ------------
COMMON STOCK:
Balance, beginning of year                 6,410,833   $      6,410       5,344,617   $      5,345       3,762,505   $      3,763

Shares issued, pursuant to -
Private placement                          2,043,915          2,044         432,000            432         960,500            961
Exercise of warrants                         385,750            386            --             --              --             --
Conversion of debt for common
stock                                           --             --           633,883            633         424,324            424
Acquisition of limited partnership              --             --              --             --           142,857            143
Minority interest shareholder
exchange of shares                            15,441             15             333           --            54,431             54
                                           ---------   ------------       ---------   ------------       ---------   ------------
Balance, end of year                       8,855,939          8,855       6,410,833          6,410       5,344,617          5,345
                                           ---------   ------------       ---------   ------------       ---------   ------------

ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                     --       10,309,361            --        9,775,173            --        8,674,356
 Shares issued, pursuant to -
  Exercise of warrants                          --          197,851            --             --              --             --
  Private placement, net                        --          959,602            --          244,289            --          679,159
  Limited partnership investment                --             --              --             --              --          (91,562)
  Conversion of debt for common stock           --             --              --          289,152            --          299,812
  Acquisition of limited partnership            --             --              --             --              --           91,419
  Minority interest shareholder
   exchange of shares                           --           34,606            --              747            --          121,989
                                           ---------   ------------       ---------   ------------       ---------   ------------
Balance, end of year                            --       11,501,420            --       10,309,361            --        9,775,173
                                           ---------   ------------       ---------   ------------       ---------   ------------
EQUITY (DEFICIT):
 Balance, beginning of year                     --      (10,513,645)           --       (9,987,355)           --       (9,117,265)
 Net income (loss)                              --        1,105,337            --         (526,290)           --         (870,090)
                                           ---------   ------------       ---------   ------------       ---------   ------------
Balance, end of year                            --       (9,408,308)           --      (10,513,645)           --       (9,987,355)
                                           ---------   ------------       ---------   ------------       ---------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)       8,855,939   $  2,101,967       6,410,833   $   (197,874)      5,344,617   $   (206,837)
                                           =========   ============       =========   ============       =========   ============

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. DOLLARS)

                                                                      YEARS ENDED MARCH 31,
                                                        ---------------------------------------------
                                                            2000             1999             1998
                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $ 1,105,337      $  (526,290)     $  (870,090)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
   Depreciation and amortization                            282,111          243,778          111,157
   (Gain) loss on disposals of fixed assets                    (945)         (74,594)           2,816
   Benefit from deferred income tax                        (500,000)            --               --
   Changes in operating assets and liabilities, net of
    effects of acquisition:
     Accounts receivable                                   (875,372)        (167,718)        (281,269)
     Inventories                                           (302,979)         257,997         (174,558)
     Prepaid expenses and other assets                       74,458          (62,744)         (13,263)
     Accounts payable                                        (5,747)        (267,475)         468,390
     Payroll related and commissions payable                138,451          (17,703)           5,285
     Severance plan liability                               (19,665)            --               --
                                                        -----------      -----------      -----------

Net cash used in operating activities                      (104,351)        (614,749)        (751,532)
                                                        -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Goodwill acquired in business acquisition               (1,274,487)            --               --
 Purchase of fixed assets                                   (96,588)        (201,332)         (72,610)
 Proceeds from disposals of fixed assets                     15,145          346,517           12,519
                                                        -----------      -----------      -----------

Net cash (used in) provided by investing activities      (1,355,930)         145,185          (60,091)
                                                        -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of stock                          1,159,883          244,721          680,120
 Proceeds from issuance of convertible debt                    --              8,403           72,000
 Payments on mortgage payable                                  --            (52,250)         (19,256)
 Borrowings on operating line of credit, net                466,194          406,506           96,196
 Payments of capital lease obligations                     (140,002)         (99,690)         (18,798)
                                                        -----------      -----------      -----------

Net cash provided by financing activities                 1,486,075          507,690          810,262
                                                        -----------      -----------      -----------

Increase (decrease) in cash                                  25,794           38,126           (1,361)
Cash, beginning of year                                      39,303            1,177            2,538
                                                        -----------      -----------      -----------
Cash, end of year                                       $    65,097      $    39,303      $     1,177
                                                        ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (U.S. DOLLARS)

                                                                     YEARS ENDED MARCH 31,
                                                           --------------------------------------
                                                              2000          1999          1998
                                                           --------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
  Income taxes                                             $     800      $    --       $    --
                                                           =========      =========     =========
  Interest                                                 $ 287,695      $ 267,485     $ 212,834
                                                           =========      =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Minority interest shareholder exchange of shares         $  34,621      $     746     $ 122,043
                                                           =========      =========     =========
  Acquisition of equipment under capital leases            $  61,801      $ 239,127     $ 488,992
                                                           =========      =========     =========
  Conversion of debt for common stock                      $    --        $ 289,785     $ 300,236
                                                           =========      =========     =========

ACQUISITION OF U.S. CELLULOSE CO
 Accounts receivable                                       $ 354,774
 Inventories                                                 211,214
 Prepaid expenses                                             89,910
 Fixed assets                                                 20,896
 Accounts payable                                           (269,953)
 Accrued payroll                                             (27,008)
 Severance plan liability                                   (384,400)
                                                           ---------
Net liabilities at date of acquisition                     $  (4,567)
                                                           =========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   NATURE OF OPERATIONS

      Polymer Solutions, Inc. ("PSI" or "Company") is a Nevada corporation incorporated in 1996. Through its wholly-owned subsidiary, Alternative Materials Technology, Inc. ("AMT USA"), PSI is engaged in the development and sale of advanced polymer-based coatings, sealants and adhesives to industrial and retail users primarily in California and neighboring states.

 2.   SIGNIFICANT ACCOUNTING POLICIES

      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Differences between reporting these consolidated financial statements under accounting principals generally accepted in the United States verses accounting principals generally accepted in Canada are not material.

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

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable, which is limited due to the large number of customers. The Company, and its lender of the operating line of credit, perform credit evaluations of its customers' financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $20,000 and $5,000 at March 31, 2000 and 1999, respectively.

      INVENTORIES

      Inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. The Company maintains a reserve for slow-moving or obsolete inventory as well as the related disposal costs.

      FIXED ASSETS

      Equipment is recorded at cost and depreciated on a straight-line basis over its estimated life, which varies between five and seven years. Building and related improvements are recorded at cost and amortized on a straight-line basis over an estimated life of thirty-nine years. Vehicles are recorded at cost and depreciated on a straight-line basis over a five-year period. In fiscal year 1999, land and building facilities related to the Company's former manufacturing location were sold.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Repair and maintenance costs are charged against income while improvements are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in other income.

      GOODWILL

      Goodwill reflects the excess of acquisition costs of U.S. Cellulose Co. over the estimated fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a 15-year life. Accumulated amortization charges to operations are $39,082 at March 31, 2000.

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

      STOCK OPTIONS

      The Company accounts for its stock option plan in accordance with the intrinsic value method, under which no compensation expense is recognized in the financial statements except where the fair market value of the stock exceeds the exercise price of the options granted on the date of the grant. The pro forma disclosures of the compensation expense under the fair value method of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" are included in Note 14.

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

      INCOME TAXES

      The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 10.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 3.   INVENTORIES

                                                             MARCH 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
      Raw materials and supplies                   $   951,843      $   605,288
      Finished goods                                   872,504          603,250
      Less allowance for slow-moving inventory        (300,400)        (198,784)
                                                   -----------      -----------
                                                   $ 1,523,947      $ 1,009,754
                                                   ===========      ===========

 4.   FIXED ASSETS

                                                                             2000
                                                                         ACCUMULATED
                                                             COST       DEPRECIATION      NET
                                                        ------------    ------------   ---------
      Laboratory equipment                              $    105,191     $  82,302     $  22,889
      Office equipment                                       148,384       104,140        44,244
      Production equipment                                   502,160       337,932       164,228
      Leasehold improvements                                 153,825        26,437       127,388
      Capital leases                                         776,451       309,548       466,903
                                                        ------------     ---------     ---------
                                                        $  1,686,011     $ 860,359     $ 825,652
                                                        ============     =========     =========

                                                                           1999
                                                                        ACCUMULATED
                                                             COST       DEPRECIATION      NET
                                                        ------------    ------------   ---------
      Laboratory equipment                              $    104,440     $  72,539     $  31,901
      Office equipment                                       126,574        87,784        38,790
      Production equipment                                   439,009       283,954       155,055
      Leasehold improvements                                 135,829        12,327       123,502
      Capital leases                                         716,017       157,732       558,285
                                                        ------------     ---------     ---------
                                                        $  1,521,869     $ 614,336     $ 907,533
                                                        ============     =========     =========

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    EARNINGS PER SHARE ("EPS")

      The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At March 31, 2000, there were warrants and options for 612,600 shares that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.


 6.   ACQUISITION

      In October 1999, the Company purchased the outstanding capital stock of U.S. Cellulose Co. ("USC"), a paint coatings company based in California with annual revenues of approximately $3,300,000. Pursuant to a Stock Purchase Agreement dated October 15, 1999 the consideration paid was $1,000,000 in cash. In connection with the purchase, the Company adopted the USC Employee Severance Plan, which entitles former USC employees to receive up to $384,400 in benefits, which will be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. USC's assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of acquisition cost over the fair value of tangible net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.

      The following summarized unaudited proforma financial information assumes the acquisition had occurred on April 1 of each year. The USC results of operations in fiscal year 2000 are through to the date of acquisition, October 18, 1999.

                                                                     TWELVE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                                                                    2000             1999
                                                                -----------      ------------
                                                                         (UNAUDITED)
     REVENUES:
      Polymer Solutions, Inc.                                   $13,121,376      $  7,807,291
      U.S. Cellulose Co.                                          1,949,629         3,111,479
                                                                -----------      ------------
      Combined                                                  $15,071,005      $ 10,918,770
     NET INCOME (LOSS):
      Polymer Solutions, Inc.                                   $ 1,105,337      $   (526,290)
      U.S. Cellulose Co.                                           (820,708)         (794,253)
                                                                -----------      ------------
      Combined                                                  $   284,629      $ (1,320,543)
                                                                -----------      ------------
     COMBINED NET INCOME PER SHARE:
       Basic
        Net income available to common shareholders             $   284,629      $ (1,320,543)
        Weighted average number of common
          shares outstanding                                      7,925,595         5,711,797
                                                                -----------      ------------
       Basic and diluted earnings per share                     $      0.04      $      (0.23)
                                                                ===========      ============

     The amounts do not reflect any benefits from economies that might be achieved from combined operations. The proforma amounts do reflect purchase accounting adjustments and amortization for the periods presented.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7.   BANK LOAN FACILITIES

      On December 29, 1999, the Company amended its revolving line of credit to provide funds up to $3,000,000. Funds available to be advanced are limited to 85% of eligible accounts receivable and 50% of eligible inventories. At March 31, 2000, the maximum available borrowing under the line was $2,338,539. Interest is payable on funds advanced at the rate of prime plus 2.5% (11.5% at March 31, 2000). The line of credit is collateralized by accounts receivable, inventories, equipment and other assets. The line of credit expires on October 31, 2001. Terms of the line of credit require repayment from collections of accounts receivable. The line of credit provides for various financial and non-financial covenants including minimum working capital, net worth, capital expenditures and compensation limitations.

 8.   CAPITAL LEASE OBLIGATIONS

      Capital lease obligations at March 31, consisted of the following:

                                                                                     2000         1999
                                                                                   --------     --------
      Capital lease obligations bearing interest ranging from 7.34% to 20.86%, payable in monthly principal and interest payments
      and secured by the related equipment                                         $531,430     $609,631

      Less current portion                                                          159,498      126,912
                                                                                   --------     --------
                                                                                   $371,932     $482,719
                                                                                   ========     ========

      Future minimum principal payments under capital lease obligations are as follows:

      2001                                           $  159,498
      2002                                              165,968
      2003                                              172,163
      2004                                               33,801
                                                     ----------
                                                     $  531,430
                                                     ==========

 9.   RELATED PARTY TRANSACTIONS

      During fiscal year 1999, the Company issued 250,000 warrants and converted $153,064 of debt to 334,815 shares of common stock to officers and directors.

      Operating expenses of $59,548, $54,712, $79,305 in fiscal years 2000, 1999 and 1998 were incurred on a cost plus approximately 10% markup basis, of which $5,029 and $46,350 are included in Accounts Payable at March 31, 2000 and 1999 respectively, from a corporation owned by an officer and director of the Company.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.   INCOME TAXES

      The benefit for income taxes consists of the following:

                                                           FOR THE YEAR ENDED
                                                                 MARCH 31,
                                                         2000          1999
Federal:
Current                                            $     17,000   $       -
Deferred                                               (434,000)          -
                                                       --------      --------
                                                       (417,000)          -
                                                       --------      --------
State:
Current                                                  13,000           -
Deferred                                                (66,000)          -
                                                       --------      --------
                                                        (53,000)          -
                                                       --------      --------

                                                   $   (470,000)  $       -
                                                      =========      ========



      The tax effects of temporary differences that give rise to significant portions of the deferred tax benefits are as follows:


                                                            FOR THE YEAR ENDED
                                                                MARCH 31,
                                                         2000               1999

Inventory allowance                               $      130,565   $       85,159
Net operating loss carryforwards                       1,876,177        2,458,353
Research and development credits                         504,082          352,401
State taxes                                              (48,111)         (68,486)
Other                                                    187,187           13,473
                                                     -----------       -----------
                                                       2,649,900        2,840,900
Valuation allowance                                   (2,149,900)      (2,840,900)
                                                     -----------       -----------
Net deferred tax benefit                          $      500,000   $            -
                                                     ===========       ===========




      The Company has reduced its deferred tax benefit valuation allowance in 2000 by $500,000 based on an assessment of the Company's ability to utilize deferred tax benefits in the future. This assessment was based on management's analysis of current-year pre-tax income, projected future income, improved gross margins generated from a new plant, acquisition of USC and an augmented management team.

      At March 31, 2000, management believes that it is more likely than not that the $500,000 tax benefit will be realized. The total amount of future taxable income necessary to realize the benefit is approximately $1,250,000. The remaining valuation allowance is considered necessary due to the uncertainty of future income estimates.

      The income tax rate on earnings differed from the Federal statutory rate as follows:


                                                          FOR THE YEAR ENDED
                                                            MARCH 31, 2000
Federal statutory rate                                             34.0%
State statutory rate, net of federal benefit                        5.6%
Change in valuation allowance                                     -99.9%
Research and development credits                                  -25.1%
Permanent differences                                               6.5%
Other                                                               1.2%
                                                             -----------
Effective rate                                                    -77.7%
                                                             ===========



      Tax credits may be carried forward indefinitely. The expiration dates of the net operating loss carryforwards for federal purposes are from 2010 to 2019 and for state purposes from 2001 to 2003.


11.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES
      The Company leases certain facilities under arrangements which contain renewal options and provide for periodic cost of living adjustments. Rental expense was $299,012, $237,024 and $54,400 for each of the three years in the period ended March 31, 2000, respectively.

      Future minimum rental commitments as of March 31, 2000 under noncancelable operating lease are as follows:

      2001                                    $     340,380
      2002                                          314,988
      2003                                          277,788
      2004                                          226,212
      2005                                          233,484
      Thereafter                                    662,481
                                                -----------
                                              $   2,055,333
                                                ===========





      ENVIRONMENTAL MATTERS
      The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company's financial position or results of operations.

12.   PREFERRED STOCK

      The Company is authorized to issue up to 4,000,000 shares of preferred stock, which is divided into four series of 1,000,000 shares each. With respect to each series, the Company's Board of Directors determines all rights and preferences including rights related to dividends, conversion, and voting.

13.   COMMON STOCK

      MINORITY INTEREST
      Through a reorganization of the Company in February 1997, Canadian shareholders are given the opportunity to convert their non-transferable, non-voting PAC preferred shares on a 1:1 basis up to September 1, 2001, after which the Company may redeem the PAC preferred shares for common shares. During fiscal 2000 and 1999, 15,441 and 333 preferred shares were exchanged or redeemed into common shares.

      FOUNDERS' SHARES
      An aggregate of 197,774 of "Founders' shares" are held in escrow by the Company's transfer agent at March 31, 2000. These shares are releasable from escrow at various times based on requirements of the Canadian Venture Exchange. The founders have all rights related to these shares except the right to transfer the shares without the permission of the Canadian Venture Exchange.


14.   STOCK OPTION PLANS AND WARRANTS
      The following table summarizes the stock option activity under the Company's 1998 stock option plan:

                                                                 WEIGHTED-AVERAGE
                                                 UNDERLYING       EXERCISE PRICE
                                                  SHARES           CDN        U.S.

Stock options outstanding, March 31, 1998           750,000    $   1.00    $  .72
Forfeited                                          (11,200)        1.00         -
                                                  --------         ----       ---
Stock options outstanding, March 31, 1999           738,800        1.00       .72
Granted                                             637,475        1.08       .74
Forfeited                                         (251,200)        1.00       .68
                                                  --------         ----       ---
Stock options outstanding, March 31, 2000         1,125,075    $   1.05    $  .74
                                                  ---------        ----       ---
Stock options exercisable, March 31, 2000         1,000,000    $   1.06    $  .75
                                                  =========    ========    ======





      Options outstanding at March 31, 2000 had a weighted average remaining contractual life of 2.25 years and had exercise prices ranging from $.58 (Cdn$.85) to $.79 (Cdn$1.15) per share.

      On July 5, 1999, the Company issued 800,000 shares with transferable warrants to purchase an aggregate of 400,000 common shares at $0.60 (Cdn$0.90) up to June 30, 2000. The Company also issued warrants entitling the Agent to purchase 160,000 common shares at a price of $0.60 (Cdn$.90) up to June 30, 2000.

      On July 30, 1999, the Company completed a private placement and issued 1,127,750 common shares with non-transferable warrants to purchase an aggregate of 1,127,750 common shares at $0.60 (Cdn$0.90) for one year to July 30, 2000 and at $0.84 (Cdn$1.25) for one year expiring July 30, 2001. The Company also issued warrants entitling the Agent to purchase 66,165 common shares under the same terms as offered.

      The Company also issued 268,750 warrants which expire October 18, 2001, as a finder's fee to a consulting firm for the coordination of the acquisition of USC.


      The warrants outstanding at March 31, 2000 are as follows:


                                                              WEIGHTED-AVERAGE
                                              UNDERLYING       EXERCISE PRICE         EXPIRATION
                                                SHARES         CDN       U.S.           DATES

Warrants outstanding March 31, 1998            1,080,250   $   1.41   $  1.02
Issued                                           646,000        .84       .60         July 2000 to
                                                                                     December 2003
                                               ---------   --------   -------
Warrants outstanding March 31, 1999            1,726,250       1.27       .91
Issued                                         2,022,665        .89       .60         June 2000 to
                                                                                      October 2001
Exercised                                      (385,750)        .76       .51
Expired                                        (297,500)        .91       .63
                                               ---------   --------   -------
Warrants outstanding March 31, 2000            3,065,665   $   1.12   $   .78
                                               =========   ========   =======




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

      Pro forma unaudited net income and pro forma basic and diluted unaudited net income per share in fiscal year 2000 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options and warrants: dividend yield of 0%, expected volatility of 45%, risk-free interest rate ranging from 5.03% to 6.49% and expected lives of 1 to 3 years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934, required by this Item, is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 2, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held on August 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held August 2, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Report.

    (i)      FINANCIAL STATEMENTS
                See Index to Financial Statements on page 16 of this Annual Report on Form 10-K.
    (ii)     FINANCIAL STATEMENT SCHEDULES
               Schedule II -- Valuation and qualifying accounts is located on page 33.

               Schedule III -- Supplementary financial information required by
               Item 302 of Regulations S-K is located on page 33.

               Financial Statement Schedules may have been omitted because they are not applicable, are not required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    (iii)    EXHIBITS
                The exhibits listed on the Exhibit Index at page 35 are filed as part of this Annual Report on Form 10-K.

(B)      REPORTS ON FORM 8-K -- FILED BY EDGAR
                 Not applicable

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    For the Fiscal Year Ended March 31, 2000

                COLUMN A        COLUMN B           COLUMN C           COLUMN D           COLUMN E

         DESCRIPTION            BALANCE AT         ADDITIONS         DEDUCTIONS-      BALANCE AT END
                               BEGINNING OF      CHARGED TO COSTS     DESCRIBE          OF PERIOD
                                 PERIOD            AND EXPENSES
Allowance against Available
 Income from:

Valuation allowance on
 deferred tax assets             $ 2,501,792            nil           $ 691,000      $2,149,900

Note [1]: The deductions reflect deferred tax assets utilized in fiscal 2000 and the relief of $500,000 of the prior year valuation allowance based on management's assessment regarding the future realization of the deferred tax benefits.

                                  SCHEDULE III
                               SUPPLEMENTARY DATA

Supplementary financial information required by Item 302 of Regulations S-K

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                  QTR ENDING         QTR ENDING         QTR ENDING           QTR ENDING
                                                    30-JUN             30-SEP             31-DEC               31-MAR
2000
Net revenue                                     $ 2,795,623         $2,906,894         $3,514,118          $3,904,741
Gross Profit                                        873,170            913,357          1,150,038          $1,156,083
Income from operations                              202,121            211,786            227,531          $  246,694
Income before income taxes                          140,671            154,831            167,024          $  172,811
Net income                                          140,671            154,831            167,024          $  642,811
Net income per share - basic                           0.02               0.02               0.02                0.07

1999
Net revenue                                      $1,735,261         $1,957,047         $1,966,646          $2,148,337
Gross Profit                                        353,831            567,688            547,365             588,280
Income (loss) from operations (1) (2) (3)          -159,114            -65,487            -80,275             -15,552
Income (loss) before income taxes                  -236,700            -65,797           -151,400             -72,393
Net income (loss) (1) (2) (3)                      -236,700            -65,797           -151,400             -72,393
Net income (loss) per share - basic                   -0.04              -0.01              -0.02               -0.01




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


POLYMER SOLUTIONS, INC., a
Nevada, U.S.A. corporation



/s/ Larry Flanagan                       /s/ Charlene Bellante
-------------------------                ---------------------
E. Laughlin Flanagan                     Charlene Bellante
President, CEO & Director                Corporate Controller, Assistant
                                         Secretary/Treasurer

Dated: June 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 14 day of June, 2000.

SIGNATURE                                   TITLE


/s/Gordon Ellis                             Chairman of the Board of
----------------------                      Directors, Director
Gordon L. Ellis



/s/Larry Flanagan                           CEO & President, Director
----------------------
E. Laughlin Flanagan


/s/Bill Maligie                             CEO & President AMT USA,
----------------------                      Director
William A. Maligie


/s/Stephen Silbernagel                      Director
----------------------
Stephen H. Silbernagel


/s/John Sutherland                          Director
----------------------
John J. Sutherland


/s/Darryl Jones                             Director, Secretary/ Treasurer
----------------------
Darryl F. Jones


/s/Gerald Habib                             Director
----------------------
Gerald A. Habib

                                  EXHIBIT INDEX


EXHIBIT 2 PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

         2.1      [4]      Plan of Reorganization - Information  Circular for
                           the Extraordinary  General Meeting of AMT
                           Environmental Products., Held November 12, 1996.

         2.2      [1]      Plan of merger

         2.3      [2]      Plan of acquisition

         2.4      [3]      Stock  Purchase  Agreement  dated October 15, 1999,
                           by and between Alternative Materials Technology, Inc., U.S. Cellulose Co., and Frederick Parkinson.

         2.5      [3]      Continuing  Guaranty  dated October 19, 1999, by and
                           between the Registrant and the Seller.

         2.6      [3]      U.S. Cellulose Employee Severance Plan effective
                           October 15, 1999.

         2.7      [3]      Assignment and Assumption of Lease;  Acknowledgement
                           and consent thereto dated October 19, 1999, by and between Fred Yrueta and U.S. Cellulose Co.

         2.8      [3]      Consulting  Agreement  dated  October  19,  1999,  by
                           and  between  Alternative Materials Technology, Inc.
                           and Frederick Parkinson.

         2.9      [3]      Consulting  Agreement  dated  October  19,  1999,
                           by and between Alternative Materials Technology, Inc. and Barbara Parkinson

         2.10     [3]      Agreement Not To Compete dated October 19, 1999
                           between  Alternative  Materials Technology, Inc.,
                           U.S. Cellulose Co. and Frederick Parkinson.

EXHIBIT 3         CURRENT ARTICLES OF INCORPORATION

         3.1      [4]      Articles of Incorporation

         3.2      [4]      By-Laws

EXHIBIT 10        MATERIAL CONTRACTS

         10.1     [3]      U.S. Cellulose Employee Severance Plan effective
                           October 15, 1999.

EXHIBIT 13 ANNUAL REPORT TO SECURITY HOLDERS, FORM 10Q OR QUARTERLY REPORTS TO SECURITY HOLDERS

         13.1     [1]      2000 Annual Report to Shareholders

         13.2     [5]      Form 10Q for the period ending June 30, 1999

         13.3     [5]      Form 10Q for the period ending September 30, 1999

         13.4     [5]      Form 10Q for the period ending December 31, 1999

EXHIBIT 21.       SUBSIDIARIES OF THE REGISTRANT

         21.1     [1]      List of Subsidiaries of the Company

EXHIBIT 27.       FINANCIAL DATA SCHEDULE

         27.1     [1]      Financial Data Schedule for Commercial and Industrial
                           Companies
-------------------------------------------------------------------------------


[1]      Filed herewith.

[2] Incorporated by reference to the Form 10-K filed with the Company's Annual Report for the year ended March 31, 1999.

[3] Incorporated by reference to the exhibits accompanying the Company's current report on Form 8-K filed on November 2, 1999.

[4] Incorporated by reference to the exhibits accompanying the Company's Form 10-K filed for the year ended March 31, 1997

[5] Incorporated by reference to the Form 10-Q filed with the Company's Quarterly Report for the periods ended June 30, September 30, and December 31, 2000.