Form 10-Q
period 2000-06-30
POLYMER SOLUTIONS INC
filed 2000-08-14
CIK 863441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ___________________ to _____________________.


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

                                                                 Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

         TITLE OF CLASS                                 NO. OF SHARES

  Common Shares, par value $0.001                         9,300,539

                            POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
                    For the Three Months Ended June 30, 2000

                                TABLE OF CONTENTS

Item                                                                                            Page
Number                                                                                         Number
                                    PART I - FINANCIAL INFORMATION

1.      Financial Statements

               Consolidated Balance Sheets
                      at June 30, 2000 and March 31, 2000.......................................  3

               Consolidated Statements of Operations
                      for the three months ended June 30, 2000 and 1999.........................  4

               Consolidated Statements of Cash Flows
                      for the three months ended June 30, 2000 and 1999.........................  5

               Notes to Consolidated Financial Statements.......................................  6

2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................................  9


                                      PART II - OTHER INFORMATION

1.      Legal Proceedings ...................................................................... 11
2.      Changes in Securities and Use of Proceeds .............................................. 11
3.      Defaults Upon Senior Securities ........................................................ 11
4.      Submission of matters to a vote of securities holders .................................. 11
5.      Other Information
6.      Exhibits Index and Reports on Form 8-K ................................................. 11

SIGNATURES ..................................................................................... 11


The accompanying interim consolidated financial statements and notes are unaudited; However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended June 30, 2000 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                      JUNE 30,          MARCH 31,
                                                                       2000               2000
                                                                    (UNAUDITED)
                           ASSETS

Current assets:
  Cash                                                             $    303,239       $     65,097
  Accounts receivable, net                                            2,016,111          2,374,065
  Inventories, net                                                    1,597,724          1,523,947
  Prepaid expenses and other assets                                     195,326            120,360
  Deferred income taxes, net                                            390,000            500,000
                                                                   ------------       ------------
                                                                      4,502,400          4,583,469
Fixed assets, net                                                       839,986            825,652
Goodwill, net                                                         1,222,565          1,239,972
                                                                   ------------       ------------
                                                                   $  6,564,951       $  6,649,093
                                                                   ============       ============
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    974,088       $  1,303,088
  Payroll related and commissions payable                               300,842            409,791
  Current portion of capital lease obligations                          181,618            159,498
                                                                   ------------       ------------
                                                                      1,456,548          1,872,377
Long-term liabilities:
  Bank loan facilities                                                1,662,896          1,752,667
  Capital lease obligations                                             368,581            371,932
  Severance plan liability                                              355,855            359,735
                                                                   ------------       ------------
                                                                      3,843,880          4,356,711
                                                                   ------------       ------------
Minority interest                                                       190,415            190,415
                                                                   ------------       ------------
Shareholders' equity:

Preferred stock, $0.001 par value;
  Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
  Authorized - 20,000,000 shares; issued and outstanding,
  June 30, 2000 - 9,300,539 and March 31, 2000 - 8,855,939                9,300              8,855
Additional paid-in capital                                           11,772,284         11,501,420
Accumulated deficit                                                  (9,250,928)        (9,408,308)
                                                                   ------------       ------------
                                                                      2,530,656          2,101,967
                                                                   ------------       ------------
                                                                   $  6,564,951       $  6,649,093
                                                                   ============       ============


    The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED JUNE 30,
                                                   2000             1999
Sales revenue                                  $ 3,914,812       $ 2,795,623

Costs of goods sold                              2,666,933         1,922,453
                                               -----------       -----------
                                                 1,247,879           873,170
                                               -----------       -----------
Corporate and administrative expenses:
   Marketing and sales                             339,749           303,117
   General and administrative                      408,902           231,057
   Research and development                        149,297           136,875
                                               -----------       -----------
                                                   897,948           671,049
                                               -----------       -----------
Income from operations                             349,931           202,121
Other income                                         3,741                --
Interest (expense)                                 (78,292)          (61,450)
                                               -----------       -----------
Income before income tax expense                   275,380           140,671
Income tax expense                                 118,000                --
                                               -----------       -----------
Net income                                     $   157,380       $   140,671
                                               ===========       ===========
Basic and diluted earnings per share           $       .02       $       .02
                                               ===========       ===========
Weighted average basic and diluted number
 of shares outstanding                           8,704,856         6,241,044
                                               ===========       ===========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                              2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 157,380       $ 140,671
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                            83,448          60,987
     Gain on disposals of fixed assets                                        (3,558)             --
     Benefit from deferred income tax                                        110,000              --
     Changes in operating assets and liabilities:
       Accounts receivable                                                   357,954        (267,691)
       Inventories                                                           (73,777)        (43,499)
       Prepaid expenses and other assets                                     (74,966)       (116,445)
       Accounts payable                                                     (329,000)         61,950
       Payroll related and commissions payable                              (108,949)         10,627
       Severance plan liability                                               (3,880)             --
                                                                           ---------       ---------
Net cash provided by (used in) operating activities                          114,652        (153,400)
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                  (25,185)         (7,563)
   Proceeds from disposals of fixed assets                                     5,701              --
   Other investing activities                                                     --         (85,803)
                                                                           ---------       ---------
Net cash used in investing activities                                        (19,484)        (93,366)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                           271,309          25,866
   Borrowings on operating line of credit, net                               (89,771)        222,845
   Payments of capital lease obligations                                     (38,564)        (31,476)
   Other financing activities                                                     --           5,075
                                                                           ---------       ---------
Net cash provided by financing activities                                    142,974         222,310
                                                                           ---------       ---------
Increase (decrease) in cash                                                  238,142         (24,456)
Cash, beginning of year                                                       65,097          39,303
                                                                           ---------       ---------
Cash, end of period                                                        $ 303,239       $  14,847
                                                                           =========       =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Minority interest shareholder exchange of shares                           $      --       $  33,525
                                                                           ---------       ---------
Acquisition of equipment under capital leases                              $  57,333       $  37,912
                                                                           =========       =========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION
       The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commission.

       RECLASSIFICATIONS
       Certain prior period balances have been reclassified to conform to the current period presentation.


2.     INVENTORIES

                                                JUNE 30,         MARCH 31,
                                                  2000             2000
                                              -----------       -----------
Raw materials and supplies                    $   991,163       $   951,843
Finished goods                                    929,695           872,504
Less allowance for slow-moving inventory         (323,134)         (300,400)
                                              -----------       -----------
                                              $ 1,597,724       $ 1,523,947
                                              ===========       ===========


3.     INCOME TAXES

       At June 30, 2000, the net deferred tax benefit was approximately $390,000, net of a valuation allowance of approximately $2.1 million.

       During the year ended March 31, 2000, the Company reduced its deferred tax benefit valuation allowance by $500,000 based on an assessment of the Company's ability to utilize deferred tax benefits in the future. This assessment was based on management's analysis of the fiscal 2000 pre-tax income, projected future income, improved gross margins generated from a new plant, acquisition of U.S. Cellulose Co. and an augmented management team. The amount of the deferred tax benefit valuation allowance could be further reduced in the near term if fiscal 2001 pre-tax income and estimates of future taxable income continue to improve.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       At June 30, 2000, management believes that it is more likely than not that the $390,000 tax benefit will be realized. The total amount of future taxable income necessary to realize the benefit is approximately $975,000. The remaining valuation allowance is considered necessary due to the uncertainty of future income estimates.


4.     EARNINGS PER SHARE ("EPS")

       The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At June 30, 2000, there were warrants and options for 1,912,242 shares that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.


5.     ACQUISITION AND MERGER

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


6.     COMMITMENTS AND CONTINGENCIES

       ENVIRONMENTAL MATTERS The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company's financial position or results of operations.


7.     COMMON STOCK

       During the first quarter of fiscal year 2001, the Company issued 445,000 shares on the exercise of warrants and options, at exercise prices ranging from $0.61 (Cdn$.90) to $.68 (Cdn$1.00) per share, for which the Company received $271,309 in cash.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 with earlier application encouraged. The Company is currently assessing the impact, if any, of the adoption of SAB 101 on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently assessing the impact, if any, of adopting this interpretation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.


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

On October 18, 1999 the Company acquired all the issued and outstanding shares of U. S. Cellulose Co., Inc. ("USCC") a California based paint coatings company for a total purchase price of $1,000,000 in cash. This purchase price has been allocated to assets and liabilities based on their estimated fair market values.

To finance the transaction, the Company sold common shares as detailed on Form 8-K/A dated October 18, 1999, page F-9.

In connection with the purchase, the Company adopted a USCC Employee Severance Plan, which entitles former USCC employees to receive up to $384,400 in benefits, which will be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. The excess of acquisition cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.


RESULTS OF OPERATIONS

Sales revenues increased 40% to $3,914,812 for the three months ended June 30, 2000, compared to the same prior year period, reflecting a 22% increase in water-based products and a 58% increase in the Company's low volatile organic compound ("VOC") solvent-based products. This increase is due both to the acquisition of U.S. Cellulose and the continued growth in the number of customers and the volume of sales to existing customers covering all of the Company's wood coating products lines.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

Gross profit increased to $1,247,879 from $873,170 during the first quarter from the comparable period last year. This 43% improvement in gross profit was due to the aforementioned sales increase and the effect of improved production efficiencies.

Marketing and sales expense for the three months ended June 30, 2000 totaled $339,749, an increase of 12% from $303,117 in the comparable prior year period. This is due to higher expenses of the marketing and sales staff required to maintain the expansion of the customer base.

General and administrative expenses were $408,902 during the first quarter, versus $231,057 for the same prior year period. The 77% increase is associated with the acquisition of U.S. Cellulose and the related increases in wages, consulting fees, rent, insurance, legal and audit fees, the amortization of goodwill, and an increase in allowance for bad debts.

Research and development expenses were $149,297 during the first quarter, versus $136,875 for the same prior year period, reflecting a 9% increase.

Interest expense totaled $78,292 for the three months ended June 30, 2000 compared to $61,450 in the same prior year period reflecting a 27% increase. This increase was due to higher borrowing on the operating line of credit.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had $303,239 in cash compared to $65,097 at the end of fiscal 2000. Cash flow provided by operating activities totaled $114,652 in the first quarter versus cash used in operations of $153,400 in the comparable prior year period. This is primarily due to the reduction of accounts receivable, the benefit from deferred income tax, and reduction in accounts payable. Capital additions were $25,185 in the three months ended June 30, 2000, compared to $7,563 for the same period a year ago. Proceeds from issuance of common stock in the first quarter were $271,309 versus $25,866 in the comparable prior period.

The Company has a positive working capital of $3,045,852 at June 30, 2000, versus $2,711,092 at March 31, 2000. The current ratio at June 30, 2000 was 3.1:1 and 2.4:1 for the fiscal 2000-year end ratio. Primary reasons for the increase in working capital and current ratio are increased sales volume and cash raised from the issuance of common stock.


VOTE TO SECURITIES HOLDERS

In the Proxy relating to the August 2, 2000 Annual General Meeting, Management of the Company obtained shareholder approval to amend the 1998 Director, Consultant and Employee Stock Option Plan to increase the total number of Common Shares available for future stock option grants under the Plan from 1,000,000 Common Shares to 1,650,000 Common Shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

OUTLOOK

In fiscal year 2001 the Company is pursuing additional internal sales growth, and will continue to aggressively seek opportunities to create a meaningful increase in shareholder value for our investors through future acquisitions, joint ventures, and other strategic alliances that will utilize capacity of our state of the art manufacturing plant by adding new customers and improved products.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS
          None
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          The Company's Annual General Meeting of Shareholders was held on August 2, 2000 and a report of such matters voted upon will be disclosed in the next quarterly report on Form 10-Q for the period ending September 30, 2000.
ITEM 5.   OTHER INFORMATION
          None
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          No reports filed under Form 8-K during the period.

          EXHIBIT 27. FINANCIAL DATA SCHEDULE
                  27.1  [1]  Financial Data Schedule for Commercial and
                             Industrial Companies

           ---------------------------------------------------------------------
           [1] Filed herewith.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLYMER SOLUTIONS, INC.
                                        (Registrant)

Date:  August 8, 2000                   /s/ Larry Flanagan
                                        ----------------------------------------
                                        E. Laughlin Flanagan
                                        President and CEO

Date: August 8, 2000                    /s/ Charlene Bellante
                                        ----------------------------------------
                                        Charlene Bellante
                                        Corporate Controller, Assistant
                                        Secretary/Treasurer