Form 10-Q
period 2000-09-30
POLYMER SOLUTIONS INC
filed 2000-11-03
CIK 863441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to.

                         COMMISSION FILE NUMBER 0-18583



                            POLYMER SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada, U.S.A.                                         88-0360526
-------------------------------                           ----------------------
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

                                                                 Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

            TITLE OF CLASS                                     NO. OF SHARES

    Common Shares, par value $0.001                              9,535,372

                             POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
          For the Three Months and Six Months Ended September 30, 2000

                                TABLE OF CONTENTS

Item                                                                             Page
Number                                                                           Number
                         PART I - FINANCIAL INFORMATION

1. Financial Statements

       Consolidated Balance Sheets
            at September 30, 2000 and March 31, 2000.............................  3

       Consolidated Statements of Operations
            for the three and six months ended September 30, 2000 and 1999.......  4

       Consolidated Statements of Cash Flows
            for the six months ended September 30, 2000 and 1999.................  5

       Notes to Consolidated Financial Statements................................  6

2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................  9


                           PART II - OTHER INFORMATION

1. Legal Proceedings............................................................. 11
2. Changes in Securities and Use of Proceeds..................................... 11
3. Defaults Upon Senior Securities............................................... 11
4. Submission of matters to a vote of securities holders......................... 11
5. Other Information............................................................. 12
6. Exhibits Index and Reports on Form 8-K........................................ 13

SIGNATURES                                                                       13

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended September 30, 2000 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)


                                                                          SEPTEMBER 30,      MARCH 31,
                                                                              2000              2000
                                                                          -------------      ---------
                                                                           (Unaudited)
                                  ASSETS

Current assets:
    Cash                                                                   $    80,179       $    65,097
    Accounts receivable, net                                                 2,203,076         2,374,065
    Inventories, net                                                         1,603,797         1,523,947
    Prepaid expenses and other assets                                          160,256           120,360
    Deferred income taxes, net                                                 271,198           500,000
                                                                           -----------       -----------
                                                                             4,318,506         4,583,469

Fixed assets, net                                                              799,233           825,652

Goodwill, net                                                                1,201,178         1,239,972
                                                                           -----------       -----------
                                                                           $ 6,318,917       $ 6,649,093
                                                                           ===========       ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $ 1,220,876       $ 1,303,088
    Payroll related and commissions payable                                    293,428           409,791
    Current portion of capital lease obligations                               181,163           159,498
                                                                           -----------       -----------
                                                                             1,695,467         1,872,377

Long-term liabilities:
    Bank loan facilities                                                       958,064         1,752,667
    Capital lease obligations                                                  323,447           371,932
    Severance plan liability                                                   346,056           359,735
                                                                           -----------       -----------
                                                                             3,323,034         4,356,711
                                                                           -----------       -----------

Minority interest                                                              182,942           190,415
                                                                           -----------       -----------

Shareholders' equity:

Preferred stock, $0.001 par value;
    Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
    Authorized - 20,000,000 shares; issued and outstanding,
    September 30, 2000 - 9,535,372 and March 31, 2000 - 8,855,939                9,535             8,855

Additional paid-in capital                                                  11,919,636        11,501,420

Accumulated deficit                                                         (9,116,230)       (9,408,308)
                                                                           -----------       -----------
                                                                             2,812,941         2,101,967
                                                                           -----------       -----------
                                                                           $ 6,318,917       $ 6,649,093
                                                                           ===========       ===========


   The accompanying notes are an integral part of these financial statements

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. DOLLARS)


                                                        THREE MONTHS ENDED SEPT. 30,           SIX MONTHS ENDED SEPT. 30,
                                                       -----------------------------          ----------------------------
                                                          2000               1999                2000              1999
                                                       ----------         ----------          ----------        ----------
Sales revenue                                          $3,989,313         $2,906,894          $7,904,125        $5,702,517

Cost of goods sold                                      2,792,626          1,993,537           5,459,559         3,915,990
                                                       ----------         ----------          ----------        ----------
                                                        1,196,687            913,357           2,444,566         1,786,527
                                                       ----------         ----------          ----------        ----------

Corporate and administrative expenses:
    Marketing and sales                                   309,243            266,498             648,992           569,615
    General and administrative                            436,713            285,499             845,615           516,556
    Research and development                              138,002            149,574             287,299           286,449
                                                       ----------         ----------          ----------        ----------
                                                          883,958            701,571           1,781,906         1,372,620
                                                       ----------         ----------          ----------        ----------

Income from operations                                    312,729            211,786             662,660           413,907
Other income                                                5,361                945               9,102               945
Interest (expense)                                        (64,590)           (57,900)           (142,882)         (119,351)
                                                       ----------         ----------          ----------        ----------
Income before income tax expense                          253,500            154,831             528,880           295,501

Income tax expense                                        118,802                 --             236,802                --
                                                       ----------         ----------          ----------        ----------
Net income                                             $  134,698         $  154,831          $  292,078        $  295,501
                                                       ==========         ==========          ==========        ==========


Basic and diluted earnings per share                   $      .01         $      .02          $      .03        $      .04
                                                       ==========         ==========          ==========        ==========

Weighted average basic and diluted number
 of shares outstanding                                  9,259,356          8,160,857           8,983,621         7,206,484
                                                       ==========         ==========          ==========        ==========



   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. DOLLARS)


                                                                 SIX MONTHS ENDED
                                                                     SEPT. 30,
                                                             -----------------------
                                                                2000         1999
                                                             ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $ 292,078    $  295,501
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                            168,131       120,761
      Gain on disposals of fixed assets                         (7,458)         (945)
      Benefit from deferred income tax                         228,802            --
      Changes in operating assets and liabilities:
        Accounts receivable                                    170,989      (277,326)
        Inventories                                            (79,850)     (238,504)
        Prepaid expenses and other assets                      (39,896)      (93,539)
        Accounts payable                                       (82,212)       60,994
        Payroll related and commissions payable               (116,363)        6,825
        Severance plan liability                               (13,679)           --
                                                             ---------    ----------
Net cash provided by (used in) operating activities            520,542      (126,233)
                                                             ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                   (47,028)      (49,122)
    Proceeds from disposals of fixed assets                      8,901        15,145
    Other investing activities                                      --      (158,252)
                                                             ---------    ----------
Net cash used in investing activities                          (38,127)     (192,229)
                                                             ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock                            411,423     1,122,027
    (Payments) borrowings on operating line of credit, net    (794,603)      323,224
    Payments of capital lease obligations                      (84,153)      (66,842)
    Other financing activities                                      --       (35,164)
                                                             ---------    ----------
Net cash (used in) provided by financing activities           (467,333)    1,343,245
                                                             ---------    ----------

Increase in cash                                                15,082     1,024,783
Cash, beginning of year                                         65,097        39,303
                                                             ---------    ----------
Cash, end of period                                          $  80,179    $1,064,086
                                                             =========    ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Minority interest shareholder exchange of shares             $   7,473    $   34,246
                                                             =========    ==========
Acquisition of equipment under capital leases                $  57,333    $   61,800
                                                             =========    ==========

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

     RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform to the current period presentation.

2.   INVENTORIES

                                                 SEPT. 30,     MARCH 31,
                                                   2000          2000
                                                ----------    ----------
     Raw materials and supplies                 $  989,917    $  951,843
     Finished goods                                943,996       872,504
     Less allowance for slow-moving inventory     (330,116)     (300,400)
                                                ----------    ----------
                                                $1,603,797    $1,523,947
                                                ==========    ==========

3.   INCOME TAXES

     At September 30, 2000, the net deferred tax benefit was approximately $271,000, net of a valuation allowance of approximately $2 million.

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

     At September 30, 2000, management believes that it is more likely than not that the $271,000 tax benefit will be realized. The total amount of future taxable income necessary

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     to realize the benefit is approximately $677,500. The remaining valuation allowance is considered necessary due to the uncertainty of future income estimates.

4.   EARNINGS PER SHARE ("EPS")

     The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At September 30, 2000, there were warrants and options for 2,543,166 shares that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.

5.   401(k) RETIREMENT PLAN

     On July 1, 2000, the Company implemented a 401(k) retirement plan. Eligible employees may contribute from 1% to 15% of compensation through elective deferrals. The Company may contribute a discretionary match at calendar year end. The Board of Directors approved a $25,000 match for the current year.

6.   ACQUISITION AND MERGER

     In October 1999, the Company purchased the outstanding capital stock of U.S. Cellulose Co. ("USCC"), a paint coatings company based in California with annual revenues of approximately $3,300,000. Pursuant to a Stock Purchase Agreement dated October 15, 1999 the consideration paid was $1,000,000 in cash. In connection with the purchase, the Company adopted the USCC Employee Severance Plan, which entitles former USCC employees to receive up to $384,400 in benefits, which will be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. USCC's assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of acquisition cost over the fair value of tangible net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company's financial position or results of operations.

8.   COMMON STOCK

     During the second quarter of fiscal year 2001, the Company issued 231,500 shares on the exercise of warrants at an exercise price of $0.61 (Cdn$.90) per share.

     In August 2000, the Company obtained shareholder approval to amend the 1998 Director, Consultant and Employee Stock Option Plan to increase the total number of Common Shares

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     available for future stock option grants under the Plan from 1,000,000 Common Shares to 1,650,000 Common Shares.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Sales revenues increased 37% to $3,989,313 for the three months ended September 30, 2000, compared to the same prior year period, reflecting a 8% increase in water-based products and a 66% increase in the Company's low volatile organic compound ("VOC") solvent-based products. This contributed to the 39% increase in sales revenues to $7,904,125 for the six months ended September 30, 2000, compared to the same prior year period, reflecting a 15% increase in water-based products and a 62% increase in the Company's VOC solvent-based products. This increase is due both to the acquisition of USCC and the continued growth in the number of customers and the volume of sales to existing customers covering all of the Company's wood coating products lines.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------

Gross profit for the second quarter increased to $1,196,687 from $913,357 for the comparable period last year representing a 31% improvement. For the six months ended September 30, 2000 gross profit increased to $2,444,566 from $1,786,527 compared to the same prior year period. This 37% improvement in gross profit was due to the aforementioned sales increase.

Marketing and sales expense for the three months ended September 30, 2000 totaled $309,243, an increase of 16% from $266,498 in the comparable prior year period. For the six months ended September 30, 2000 marketing and sales expense totaled $648,992, an increase of 14% from $569,615 in the comparable prior year period. This is due to higher expenses of the marketing and sales staff required to maintain the expansion of the customer base.

General and administrative expenses for the second quarter were $436,713 versus $285,499 for the same prior year period, an increase of 53%. For the six months ended September 30, 2000 general and administrative expenses were $845,615, versus $516,556 for the same prior year period, representing a 64% increase. These increases are associated with the acquisition of USCC and the related general and administrative expenses.

Research and development expenses were $138,002 during the second quarter, versus $149,574 for the same prior year period, reflecting an 8% decrease. For the six months ended September 30, 2000 research and development expenses were $287,299, versus $286,449 for the same prior year period, reflecting a .3% increase.

Interest expense totaled $64,590 for the three months ended September 30, 2000 compared to $57,900 in the same prior year period reflecting a 12% increase. For the six months ended September 30, 2000 interest expense totaled $142,882 compared to $119,351 in the same prior year period reflecting a 20% increase. These increases are due to higher interest rates on the operating line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had $80,179 in cash compared to $65,097 at the end of fiscal 2000. Cash flow provided by operating activities totaled $520,542 for the first half of fiscal year 2001, versus cash used in operations of $126,233 in the comparable prior year period. This is primarily due to improved profitability resulting from increased sales revenues from both internal growth and the acquisition of USCC. Capital additions were $47,028 in the six months ended September 30, 2000, compared to $49,122 for the same period a year ago. Proceeds from issuance of common stock at the end of the second quarter were $411,423 versus $1,122,027 in the comparable prior period.

The Company has a positive working capital of $2,623,039 at September 30, 2000, versus $2,711,092 at March 31, 2000. The current ratio at September 30, 2000 was 2.5:1 compared with 2.4:1 for the fiscal 2000 year end ratio.

The operating line of credit at September 30, 2000 is $958,064 down from the fiscal year end balance of $1,752,667 on a credit limit of $3 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Annual Meeting of Stockholders was held on August 2, 2000 in Vancouver, British Columbia, Canada. At such meeting, 9,257,539 shares were entitled to vote of which 4,720,913 shares were voted. The table below discloses the vote with respect to each proposal:

        1) To ratify the selection of PricewaterhouseCoopers, LLP, Sacramento, California as the Company's independent auditors for the fiscal year ended March 31, 2001.

                For                              4,720,580
                Against                                  0
                Abstain                                333


        2) To elect the following Directors to serve for a term ending upon the 2001 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

                Ellis, Gordon L.        Silbernagel, Stephen H.
                Habib, Gerald A.        Sutherland, John J.
                Jones, Darryl F.        Flanagan, E. Laughlin
                Maligie, William A.

         As proposed by management in the proxy statement to the stockholders, each of the above nominees were re-elected to the Board of Directors in an affirmative vote.

                For                              4,696,358
                Against                                  0
                Abstain                             24,555




        3) To approve the granting of stock options to directors of the Company.

                For                              3,570,101
                Against                            189,819
                Abstain                                  0

        4) To amend the 1998 Director, Consultant and Employee Stock Option Plan to increase the total number of Common Shares available for future stock option grants under the Plan from 1,000,000 Common Shares to 1,650,000 Common Shares.

                For                              3,565,708
                Against                            194,662
                Abstain                            960,543

        5) To approve a replacement agreement of the original Escrow Agreement, by extending the original agreement for ten years from the date of reorganization of the Company effective from November 12, 1996.

                For                              3,729,357
                Against                             32,024
                Abstain                            959,532

        6) To transact such other business as may properly come before the Meeting or any adjournment or adjournments thereof.

                For                              4,703,919
                Against                             14,794
                Abstain                              2,200

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports filed under Form 8-K during the period.

        EXHIBIT 27. FINANCIAL DATA SCHEDULE

                27.1 [1] Financial Data Schedule for Commercial and
                         Industrial Companies
        ------------------------------------------------------------------------
        [1] Filed herewith.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                POLYMER SOLUTIONS, INC.
                                                (Registrant)

Date: October 30, 2000                          /s/ E. Laughlin Flanagan
                                                ------------------------
                                                E. Laughlin Flanagan
                                                President and CEO

Date: October 30, 2000                          /s/ Charlene Bellante
                                                ------------------------
                                                Charlene Bellante
                                                Corporate Controller, Assistant
                                                Secretary/Treasurer