Form 10-Q
period 2000-12-31
POLYMER SOLUTIONS INC
filed 2001-01-31
CIK 863441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from         to       .
                                                              -------    ------

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


                                1569 Dempsey Road
                           Vancouver, British Columbia
                                 Canada V7K 1S8
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (604) 683-3473
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.


           TITLE OF CLASS                            NO. OF SHARES

Common Shares, par value $0.001                      9,596,663

                             POLYMER SOLUTIONS, INC.
                          Quarterly Report on Form 10-Q
          For the Three Months and Nine Months Ended December 31, 2000

                                TABLE OF CONTENTS

Item                                                                        Page
Number                                                                    Number

                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

     Consolidated Balance Sheets
          at December 31, 2000 and March 31, 2000..............................3

     Consolidated Statements of Operations
          for the three and nine months ended December 31, 2000 and 1999.......4

     Consolidated Statements of Cash Flows
          for the nine months ended December 31, 2000 and 1999.................5

     Notes to Consolidated Financial Statements................................6

2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................9


                           PART II - OTHER INFORMATION

1.   Legal Proceedings........................................................11

2.   Changes in Securities and Use of Proceeds................................11

3.   Defaults Upon Senior Securities..........................................11

4.   Submission of matters to a Vote of Securities Holders....................11

5.   Other Information........................................................11

6.   Exhibits Index and Reports on Form 8-K...................................11

SIGNATURES ...................................................................11


The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended December 31, 2000 are not necessarily indicative of results expected for an entire year.

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

POLYMER SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                                   DECEMBER 31,    MARCH 31,
                                                                      2000           2000
                                                                   (UNAUDITED)

                                  ASSETS

Current assets:
    Cash                                                          $   84,783    $    65,097
    Accounts receivable, net                                       1,886,209      2,374,065
    Inventories, net                                               1,654,876      1,523,947
    Prepaid expenses and other assets                                107,714        120,360
    Deferred income taxes, net                                       168,422        500,000
                                                                  ----------    -----------
                                                                   3,902,004      4,583,469

Fixed assets, net                                                    753,965        825,652

Goodwill, net                                                      1,179,793      1,239,972
                                                                  ----------    -----------
                                                                 $ 5,835,762    $ 6,649,093
                                                                 ===========    ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $ 1,053,504    $ 1,303,088
    Payroll related and commissions payable                          291,878        409,791
    Current portion of capital lease obligations                     183,969        159,498
                                                                  ----------    -----------
                                                                   1,529,351      1,872,377

Long-term liabilities:
    Bank loan facilities                                             548,275      1,752,667
    Capital lease obligations                                        277,037        371,932
    Severance plan liability                                         339,215        359,735
                                                                  ----------    -----------
                                                                   2,693,878      4,356,711
                                                                  ----------    -----------
Minority interest                                                     45,518        190,415
                                                                  ----------    -----------
Shareholders' equity:

Preferred stock, $0.001 par value;
    Authorized - 4,000,000 shares; issued and outstanding - nil
Common stock, $0.001 par value;
    Authorized - 20,000,000 shares; issued and outstanding,
    December 31, 2000 - 9,596,663 and March 31, 2000 - 8,855,939       9,596          8,855

Additional paid-in capital                                        12,057,000     11,501,420

Accumulated deficit                                               (8,970,230)    (9,408,308)
                                                                  ----------    -----------
                                                                   3,096,366      2,101,967
                                                                  ----------    -----------
                                                                 $ 5,835,762    $ 6,649,093
                                                                 ===========    ===========



   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. DOLLARS)
--------------------------------------------------------------------------------


                                              THREE MONTHS ENDED DEC. 31,   NINE MONTHS ENDED DEC. 31,
                                                 2000          1999           2000             1999

Sales revenue                                 $3,768,986    $3,514,118    $11,673,111      $9,216,635

Cost of goods sold                             2,635,634     2,364,080      8,095,192       6,280,070
                                              ----------    ----------    -----------      ----------
                                               1,133,352     1,150,038      3,577,919       2,936,565
                                              ----------    ----------    -----------      ----------

Corporate and administrative expenses:
    Marketing and sales                          261,390       308,253        910,382         877,868
    General and administrative                   449,780       467,997      1,295,394         984,553
    Research and development                     124,301       146,257        411,600         432,706
                                              ----------    ----------    -----------      ----------
                                                 835,471       922,507      2,617,376       2,295,127
                                              ----------    ----------    -----------      ----------

Income from operations                           297,881       227,531        960,543         641,438
Other income                                         879                        9,981             945
Interest (expense)                               (49,984)      (60,507)      (192,866)       (179,858)
                                              ----------    ----------    -----------      ----------
Income before income tax expense                 248,776       167,024        777,658         462,525

Income tax expense                               102,776            --        339,578              --
                                              ----------    ----------    -----------      ----------
Net income                                    $  146,000    $  167,024    $   438,080      $  462,525
                                              ==========    ==========    ===========      ==========

Basic and diluted earnings per share          $      .02    $      .02    $       .05      $      .06
                                              ==========    ==========    ===========      ==========

Weighted average basic number
 of shares outstanding                         9,346,029     8,632,966      9,104,863       7,683,707
                                              ==========    ==========    ===========      ==========
Weighted average diluted number
 of shares outstanding                         9,440,477     9,065,979      9,251,051       7,728,775
                                              ==========    ==========    ===========      ==========


   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                  NINE MONTHS ENDED DEC. 31,
                                                                    2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   438,080     $   462,525
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                256,241         201,487
      Gain on disposals of fixed assets                             (7,458)           (945)
      Benefit from deferred income tax                             331,577              --
      Changes in operating assets and liabilities:
        Accounts receivable                                        487,856        (533,452)
        Inventories                                               (130,929)       (393,606)
        Prepaid expenses and other assets                           12,645         (55,486)
        Accounts payable                                          (249,584)        339,856
        Payroll related and commissions payable                   (117,913)         24,468
        Severance plan liability                                   (20,520)             --
                                                               -----------     -----------
Net cash provided by operating activities                          999,995          44,847
                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Goodwill acquired in business acquisition                                   (1,274,487)
    Purchase of fixed assets                                       (68,485)        (66,719)
    Proceeds from disposals of fixed assets                          8,901          15,145
                                                               -----------     -----------
Net cash used in investing activities                              (59,584)     (1,326,061)
                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock                                411,423       1,158,036
    (Payments) borrowings on operating line of credit, net      (1,204,392)        409,637
    Payments of capital lease obligations                         (127,756)       (143,872)
                                                               -----------     -----------
Net cash (used in) provided by financing activities               (920,725)      1,423,801
                                                               -----------     -----------

Increase in cash                                                    19,686         142,587
Cash, beginning of year                                             65,097          39,303
                                                               -----------     -----------
Cash, end of period                                            $    84,783     $   181,890
                                                               ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Minority interest shareholder exchange of shares               $   144,897     $    34,246
                                                               ===========     ===========
Acquisition of equipment under capital leases                  $    57,333     $    61,800
                                                               ===========     ===========




   The accompanying notes are an integral part of these financial statements.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commission.

      RECLASSIFICATIONS

      Certain prior period balances have been reclassified to conform to the current period presentation.


2.    INVENTORIES



                                                                         DEC. 31,      MARCH 31,
                                                                           2000           2000

      Raw materials and supplies                                       $1,030,239     $  951,843
      Finished goods                                                      965,363        872,504
      Less allowance for slow-moving inventory                           (340,726)      (300,400)
                                                                       ----------     ----------
                                                                       $1,654,876     $1,523,947
                                                                       ==========     ==========



3.    INCOME TAXES

      At December 31, 2000, the net deferred tax benefit was approximately $168,000, net of a valuation allowance of approximately $1.9 million.

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

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      At December 31, 2000, management believes that it is more likely than not that the $168,000 tax benefit will be realized. The total amount of future taxable income necessary to realize the benefit is approximately $420,000. The remaining valuation allowance is considered necessary due to the uncertainty of future income estimates.


4.    EARNINGS PER SHARE ("EPS")

      The Company's basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At December 31 2000, there were warrants and options for 1,009,250 shares that were dilutive and included in the diluted EPS. At December 31, 2000, there were warrants and options for 2,242,666 shares that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.


5.    401(k) RETIREMENT PLAN

      On July 1, 2000, the Company implemented a 401(k) retirement plan. Eligible employees may contribute from 1% to 15% of compensation through elective deferrals. The Company makes a 100% matching contribution up to a maximum of 2% of the employees' gross earnings.


6.    ACQUISITION AND MERGER

      In October 1999, the Company purchased the outstanding capital stock of U.S. Cellulose Co. ("USCC"), a paint coatings company based in California with annual revenues of approximately $3,300,000. Pursuant to a Stock Purchase Agreement dated October 15, 1999 the consideration paid was $1,000,000 in cash. In connection with the purchase, the Company adopted the USCC Employee Severance Plan, which entitles former USCC employees to receive benefits over a six-year period. The acquisition was accounted for using the purchase method of accounting. USCC's assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of acquisition cost over the fair value of tangible net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.


7.    COMMITMENTS AND CONTINGENCIES

      The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company's financial position or results of operations.

POLYMER SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.    COMMON STOCK

      During the third quarter of fiscal year 2001, the Company issued 61,291 common shares upon the exchange of 61,291 PSI Acquisition preferred shares on a one to one basis pursuant to a reorganization of the Company completed in 1997.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

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


OVERVIEW

Polymer Solutions, Inc. (the "Company"), develops, manufactures and distributes paints, coatings and adhesives to various industries, primarily in California. In 1998, PSI constructed a new production facility in Chico, California that allows the Company significant growth opportunities both internally and by way of acquisition. Presently, this facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased significantly.

On October 18, 1999 the Company acquired all the issued and outstanding shares of U.S. Cellulose Co., Inc. ("USCC") a California based paint coatings company for a total purchase price of $1,000,000 in cash. This purchase price has been allocated to assets and liabilities based on their estimated fair market values.

To finance the transaction, the Company sold common shares as detailed on Form 8-K/A dated October 18, 1999, page F-9.

In connection with the purchase, the Company adopted a USCC Employee Severance Plan, which entitles former USCC employees to receive benefits over a six-year period. The acquisition was accounted for using the purchase method of accounting. The excess of acquisition cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over fifteen years.


RESULTS OF OPERATIONS

Sales revenues increased 7% to $3,768,986 for the three months ended December 31, 2000, compared to the same prior year period, reflecting a 6% decrease in water-based products and a 19% increase in the Company's low volatile organic compound ("VOC") solvent-based products. This contributed to the 27% increase in sales revenues to $11,673,111 for the nine months ended December 31, 2000, compared to the same prior year period, reflecting a 7.5% increase in water-based products and a 45% increase in the Company's VOC solvent-based products. This increase is

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

due both to the acquisition of USCC and the continued growth in the number of customers and the volume of sales to existing customers covering all of the Company's wood coating products lines.

Gross profit for the third quarter decreased to $1,133,352 from $1,150,038 for the comparable period last year. For the nine months ended December 31, 2000 gross profit increased to $3,577,919 from $2,936,565 compared to the same prior year period. This 22% improvement in gross profit for the nine month period was due to the aforementioned sales increase.

Marketing and sales expense for the three months ended December 31, 2000 totaled $261,390, a decrease of 15% from $308,253 in the comparable prior year period due to lower compensation and commission expenses during the quarter. For the nine months ended December 31, 2000 marketing and sales expense totaled $910,382, an increase of 4% from $877,868 in the comparable prior year period.

General and administrative expenses for the third quarter were $449,780 versus $467,997 for the same prior year period, a decrease of 4%. For the nine months ended December 31, 2000 general and administrative expenses were $1,295,394, versus $984,553 for the same prior year period, representing a 32% increase. These increases are associated with the acquisition of USCC and the related general and administrative expenses.

Research and development expenses were $124,301 during the third quarter, versus $146,257 for the same prior year period, reflecting a 15% decrease due to lower compensation expenses. For the nine months ended December 31, 2000 research and development expenses were $411,600, versus $432,706 for the same prior year period, reflecting a 5% decrease.

Interest expense totaled $49,984 for the three months ended December 31, 2000 compared to $60,507 in the same prior year period reflecting a 17% decrease due primarily to a pay down of the operating line of credit. For the nine months ended December 31, 2000 interest expense totaled $192,866 compared to $179,858 in the same prior year period reflecting a 7% increase.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 the Company had $84,783 in cash compared to $65,097 at the end of fiscal 2000. Cash flow provided by operating activities totaled $999,995 for the first nine months of fiscal year 2001, versus cash provided by operations of $44,847 in the comparable prior year period. This is primarily due to improved profitability resulting from increased sales revenues from both internal growth and the acquisition of USCC. There have been no acquisitions in fiscal year 2001; however, the Company acquired goodwill related to USCC on October 15, 1999 in the amount of $1,274,487. Capital additions were $68,485 in the nine months ended December 31, 2000, compared to $66,719 for the same period a year ago. Proceeds from issuance of common stock at the end of the third quarter were $411,423 versus $1,158,036 in the comparable prior period.

The Company has a positive working capital of $2,372,653 at December 31, 2000, versus $2,711,092 at March 31, 2000. The current ratio at December 31, 2000 was 2.6:1 compared with 2.4:1 for the fiscal 2000 year end ratio.

The operating line of credit at December 31, 2000 is $548,275 down from the fiscal year end balance of $1,752,667 on a credit limit of $3 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
             None

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             No reports filed under Form 8-K during the period.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POLYMER SOLUTIONS, INC.
                                            (Registrant)

                                            /s/   E. Laughlin Flanagan
Date:  January 31, 2001                     ------------------------------------
                                            E. Laughlin Flanagan
                                            President and CEO


                                            /s/   Charlene Bellante
Date: January 31, 2001                      ------------------------------------
                                            Charlene Bellante
                                            Corporate Controller, Assistant
                                            Secretary/Treasurer