Form 10-K
period 2001-03-31
POLYMER SOLUTIONS INC
filed 2001-06-13
CIK 863441

2001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

Commission File Number 0-18583

POLYMER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada, U.S.A.	88-0360526
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

312 Otterson Dr. Suite H
Chico, California 95928
Telephone: (530) 894-3585
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	No. of shares:

Common Shares, par value $0.001	9,596,663

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant on May 18, 2001 was Cdn$4,542,176 and US$3,731,073, computed by reference to the closing sale price of the Common Shares on the Canadian Venture Exchange and Over the Counter Bulletin Board, respectively on such date. The aggregate number of Common Shares outstanding on May 18, 2001 was 9,596,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the Company’s Annual Meeting of Shareholders to be
held August 16, 2001 are incorporated by reference in Part III of this Form 10K.
The Exhibit Index is located on page 35.

POLYMER SOLUTIONS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2001

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Polymer Solutions, Inc. (the “Registrant” or “PSI” or “The Company”) develops, manufactures and distributes paints, coatings and adhesives to various industries, on a national basis. PSI leases a state of the art, highly automated production facility in Chico, California. This facility and related processing equipment gives PSI the unique ability to make any type of water or solvent-based coating the market demands now and into the foreseeable future. Presently, the facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased to over $50 million per year. These factors combine to allow the Company significant growth opportunities.

The Company conducts all of its product development, manufacturing and marketing/sales at its corporate and manufacturing facilities based in Chico, California. Public-company management and regulatory reporting for the Registrant is the responsibility of corporate headquarters located at 312 Otterson Drive, Suite H, Chico, California, 95928. The telephone number is (530) 894-3585. The Company also has a web site at “www.polysolutions.com”. The Company also has two laboratory and distribution facilities located in the major customer base areas of Los Angeles and San Jose, California. These satellite facilities are staffed with sales engineers and technical service personnel.

The Registrant holds its investment in Alternative Materials Technology, Inc. (“AMT USA”) through two British Columbia-resident holding companies, AMT Environmental Products Inc. (“AMT”) and PSI Acquisitions Corp. (“PAC”). PSI is a Nevada corporation incorporated in July 1996. By a reorganization completed February 26, 1997, PSI acquired all 11,752,907 common shares of the issued share capital of AMT in consideration for the issue of 3,762,505 common shares of PSI and 155,130 preferred shares of PSI’s 99.9% owned subsidiary, PSI Acquisitions Corp., a British Columbia corporation.

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

On October 18, 1999, AMT purchased all the stock of U.S. Cellulose Co., (“USC”) a California corporation. USC was engaged in the business of development, production and sale of paints and coatings in markets parallel to those of the Company. Effective November 24, 1999 USC merged into AMT.

The Registrant and its subsidiaries, PAC, AMT and AMT USA are herein referred to together as “Polymer Solutions, Inc.”, “PSI” or the “Company”.

The market for paints and coatings in the USA is estimated in excess of $17 billion and the market is expected to track the growth of US GDP. The Company’s primary target market is the western half of the United States.

PSI’s growth strategy is twofold: First, to identify and acquire companies that have profitable revenue in complimentary product lines with established distribution channels over the next several years. The first phase of this strategy was deployed with the fiscal year 2000 successful purchase of U.S. Cellulose, a San Jose-based paint manufacturer with annual revenues of approximately $3.3 million.

And, second, the growth rate of the Company’s high-performance, low volatile organic compound (VOC) coating products is expected to accelerate due to a number of environmental issues that these proprietary products address and satisfy.

PSI has developed and produced a unique suite of high performance, low VOC, and environmentally sound products that have performance characteristics that meet or exceed the traditional products used in the coatings industry. Management’s assessment of the environmental arena is that the trend towards reduction or elimination of VOCs and certain hazardous solvents will accelerate in the next few years due to government regulation and market demand. The Company is in a position to benefit from these trends, because of the technological lead and notoriety it has in this market place. The PSI products supplied to this customer base are low VOC product formulations based on proprietary polymer chemistry. It is expected that the growth rate of this market segment will be much higher than traditional coating products because of increasing environmental concerns regarding the polluting effects of highly volatile organic compounds. PSI’s products are established in the marketplace and the company is poised to continue its historical effective annual growth rate in excess of 39% over the past five years.

The Company

PSI develops and manufactures proprietary coatings and adhesives and markets them to a wide range of users. The Company utilizes polymer chemistry and in-house developed techniques to provide competitively priced products that meet or exceed all existing and proposed governmental clean-air regulations, while delivering performance and handling characteristics superior to existing products.

The Company’s focus is the continued product development, refinement and marketing of its low VOC coatings in the western half of the United States. The product group consists of over 100 specialized coatings designed to provide manufacturing concerns with a wide variety of coating systems that uniquely meet the design requirements of industrial and retail customers. Wood coatings comprise approximately 92% of total sales. The Company also produces a water-based adhesive, which is sold to the aerospace and general industrial-manufacturing firms.

Thirty-nine of the Company’s employees operate out of PSI’s fully integrated and automated manufacturing plant located in Chico, California. PSI also has 20 employees located in San Jose and Los Angeles distribution and technical service centers. The main production facility in Chico, CA is capable of producing and shipping approximately five million gallons of coatings per year. This equates to potential revenue in excess of $50 million per annum.

The Industry

Worldwide paints and coatings shipments are valued at approximately $50 billion, with sales in the USA in excess of $17 billion. The adhesive and sealant markets are valued at $18 billion, with the USA generating a third of all sales, or about $6 billion. The Original Equipment Manufacturing (OEM) segment typically includes the higher value-added products within this diverse industry.

OEM coatings and adhesives products are performance-driven markets. Products that are successful in these markets must possess a particular combination of properties at an acceptable cost to the end user and be easily applied by the end user. PSI expects the markets for many of its performance coatings to grow at 15-25% per year because of superior product quality and more aggressive marketing.

The Company’s depth of knowledge in polymer chemistry has enabled it to develop products suitable for a wide variety of OEM firms in several industrial segments. These segments include firms whose processes demand the application of coatings to several substrate types including wood, metal, glass and aggregate. The uniqueness of PSI’s products in this market place is related to the Company’s ability to produce these high performance coatings with greatly reduced VOC content. AMT has succeeded in developing these leading edge coatings and adhesives ahead of the industry’s largest, most-established firms.

The Company’s formulated coating and adhesive products are significant intellectual property assets. This proprietary position reflects a technology and expertise that enables the Company to provide products that meet and exceed customer and regulatory expectations, especially where competitors have been unsuccessful.

The Products

In the past, high VOC solvent-based coatings have been the accepted standard by which manufacturers have been applying coatings or surface protection to their products for decades. However, the Company’s water-based and low VOC solvent-based coatings provide these manufacturers with environmentally sound alternatives to the regulated high VOC content coatings. Manufacturers who use PSI products produce a superior end product while drastically reducing the amount of VOC’s that are generated during their manufacturing process.

PSI’s research chemists have developed products that satisfy government mandated environmental guidelines while maintaining important quality standards. The Company’s low VOC products offer several additional advantages such as increased yield per gallon, more durability with better clarity and decreased health risks to employees.

Raw materials and supplies are generally available from various sources in sufficient quantities; thus, the Company anticipates no significant sourcing problems during the next year.

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

The wood coatings market is just one segment of the multi-billion dollar paint and coatings industry. This industry can be characterized as changing rather than growing. Government and environmental regulations are driving research and development efforts toward coating systems that allow manufactures to reduce the amount of pollution generated during their manufacturing process. Most of this research and development is directed toward environmentally safe products that will meet the needs of manufacturers requiring coating for wood, metal, plastic and glass for protection or cosmetic value. PSI coatings fill the needs of these manufacturers.

The competitive nature of the paint industry results in continual acquisitions and consolidations. The total number of US companies within the industry has decreased steadily from 1,977 to an estimated less than 1,400 companies today. The ten largest producers have over 50% of the U.S. market for coatings. There are several companies, such as PPG Industries, Sherwin Williams, Lilly Industries/Valspar, and Akzo Nobel, with national distribution, but generally, the paint and coatings industry remains a highly regional business.

Seasonality

There is no significant seasonality in sales for the products of the company.

Backlog and Productive Capacity

Backlog orders are not significant in the business since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill the Company’s needs for coatings products for the foreseeable future.

Competition

The Company experiences competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of its coatings products. The Company’s major domestic competitors include AKZO Nobel, The Sherwin-Williams Company, Lilly Industries/Valspar, MacLac, Cardinal Paints, Rudd Coatings, Performance Coatings, and Triangle Paints.

The Growth Strategy

The primary reasons for the historical growth of the Company have been due to the dynamics of the Company’s marketing, manufacturing operations and growth strategy. As volumes increase the incremental cost of goods sold decreases, which positively impacts gross margins of incremental revenue.

The Company has historically limited its marketing and sales activities primarily to the California area, but is now in position to implement a more aggressive growth strategy. The Company has begun the expansion of its marketing and sales efforts to extend the market focus for its state-of-the-art coatings products to new markets. The Company’s wood coating markets include manufacturers of solid and laminate wood furniture, rattan, cabinets, doors, windows, moldings, signs, sporting goods and sundry smaller articles such as picture frames. This market can be serviced by PSI’s Chico, San Jose and Los Angeles locations.

Competitive forces and environmentally driven changes will decrease the number of competitors in the coatings industry (particularly the mid-size companies). The successors will be companies that can operate globally and focus their efforts directly on regional markets.

Almost two-thirds of the estimated 1,400 paint and coatings plants are located east of the Mississippi River. Manufacturers are typically close to population centers due to logistics. The top 15 companies accounted for more than 60% of the US domestic coatings market by volume in 2000.

There are many companies with revenues of less than $15 million operating in the marketplace. The paint business traditionally has had very few barriers to entry and it was relatively easy to start a regional, fully integrated paint company. However, current environmental legislation has made the entry into the coatings business a more strenuous and expensive proposition due to the extensive capital investment needed in research & development and modern plant equipment capable of allowing a company to meet the environmental and market requirements. These regulations are being applied to existing small manufacturers who face the expense of upgrading their operations. In many cases, the businesses are too small or have limited growth opportunities to offset the cost of upgrading the manufacturing facility to achieve regulatory compliance. Even though PSI is still considered a small manufacturer, the Company has superceded these obstacles through the development and refinement of environmentally compliant products and the move to a new state-of-the-art manufacturing facility. In addition, this strategic advantage provides PSI with an opportunity to purchase existing businesses whose owners have limited exit strategies.

There are about 215 companies that have fewer than 50 employees in the Company’s target market. These companies share some common elements such as outdated facilities, older coating technologies and lack of growth opportunities. Combined, however, they also have established significant distribution channels and a large diversified customer base.

The Company’s acquisition of U.S. Cellulose was designed to provide PSI with a vehicle to introduce its advanced OEM coating formulations to the consumer. The U.S. Cellulose business was comprised of approximately 50 % OEM and 50% consumer. PSI is using the established consumer brand name of U.S. Cellulose to expand the sales of its products to this market place. In particular PSI’s wood-coating products are extremely well suited for these distribution channels. They have wide market appeal because of their superior performance and reduced VOC content. This makes them much more suitable for the consumer market than the toxic products presently being sold into this market place. PSI has had great success with large industrial OEM producers of redwood and cedar wood products. The product that PSI is selling to these customers has been tested against the commercially available retail products and proven to out perform those products in long-term weatherabilty testing. PSI is increasing the overall revenue of the Company by building upon these factors and delivering these products to the consumer market through the Company’s distribution channels.

Government Regulations

In 1970 the U.S. Federal Government created the Environmental Protection Agency (“EPA”). The EPA was formed from the combination of existing government agencies including the Departments of Interior, Health, Education and Welfare and Public Welfare. The EPA administers some fourteen different statues, each of which mandates some form of pollution control and abatement. Two of the key statutes that affect the coatings and adhesive industries are the 1990 Clean Air Act and the Toxic Substance Control Act.

The above-mentioned legislation applies on a U.S. national level resulting in the establishment of National Ambient Air Quality Standards (“NAAQS”), which in turn produced ceilings for VOC emissions. A region not complying with the NAAQS is classified as a Non-Attainment Area and is required to develop rules that limit emissions.

A state which contains a Non-Attainment Area receives the Control Technology Guidelines issued by the EPA and must submit a State Implementation Plan (“SIP”), for approval by the EPA, which outlines the state’s plan to meet NAAQS emission standards. The EPA has the authority to withhold federal transfer payments for state highway construction if the emission standards are not met.

There are 51 regions in the United States that have been classified as Non-Attainment Areas, the most significant of which is the Los Angeles Basin in California. The Los Angeles Basin is a major manufacturing, industrial and population center which, in combination with its topographic and atmospheric characteristics, produces an inversion layer conducive to retaining pollutants (i.e. “smog”). The South Coast Air Quality Management District (“SCAQMD”) was created by the California State Legislature in 1977 with a mandate to restrict the emissions of photo chemically reactive, smog-producing chemicals and solvents. These chemicals and solvents often contain VOCs.

Rule 1136 was adopted in 1983 by the SCAQMD to regulate users of wood coatings containing VOCs. The Rule describes specific grams per liter and pounds per gallon limits for each type of coating: top coats, stains (undercoats) and sealers. These limits were to have decreased over a six-year period ending in 1996. However, the Board of the SCAQMD extended the timing of the implementation of reductions in allowable levels of VOCs to 1997, in favor of an incentive program to reward furniture and cabinet manufacturers who make the switch to compliant coatings in advance of the new date. Similar limitations to the earlier proposed limits pertaining to coatings will become effective July 31, 2003.

Rule 1401 was adopted during 1990 by the SCAQMD and lists six solvents typically used in wood finishes as carcinogenic air contaminants. As such, the use of these six substances is permitted only on a case-by-case basis. This restricts the end user’s ability to expand production using traditional solvent-based coatings.

Research and Development

The Company’s current research and development activities include new product development and refinement, analyzing and testing of new and competitive products, and identification of new applications.

Patents and Product Protection

Patents and licenses are not of material importance to the business of the Company. The Company develops and manufactures products of a proprietary nature. Management believes that the Company’s future growth and profitability will be closely linked to its research and development capabilities. The Company therefore strictly maintains policies and procedures including, but not limited to strict internal confidentiality, patent protection (where appropriate) and binding non-disclosure agreements. During the course of customer testing and where total non-disclosure is not practicable, secrecy agreements are used for further protection. The Company has one registered trademark WaterMaster(TM), related to its water-based wood coating products.

Management

The Company’s Board of Directors has implemented an organization to provide an infrastructure of experienced management professionals dedicated to maximizing shareholder value. Their tasks include strengthening controls and achieving profitability with the present Company base, along with growing the Company externally through joint ventures, acquisitions, product licenses, new product development, synergistic strategic alliances and other opportunities that could result in a meaningful increase in shareholder value.

          Chairman of the Board —Gordon Ellis

Mr. Ellis is a Professional Engineer and Economist with a Master in Business Administration in finance. He has over 21 years experience in development, finance and management of diversified companies and projects.

          CEO and President —E. Laughlin Flanagan

Mr. Flanagan has been CEO and President since February 1998. Mr. Flanagan is a senior management executive with over 20 years of broad technology company experience, from start-up to a Fortune 500 subsidiary to a $250 million publicly traded company. His background includes CFO, COO and CEO positions at several leading-edge firms including National Micronetics, Inc. and ITT Corporation. His experience encompasses the acquisition of capital and financing, the expansion of firms through internal growth, strategic alliances and acquisitions.

          CEO & President, AMT USA —William A. Maligie

Mr. Maligie has a Bachelor of Science, Polymer Technology from California State University, Chico, California and a Masters in Business Administration from the University of Texas, Dallas. Prior to joining the Company in 1989, he managed product development, marketing and sales for Texas Instruments and the Dynachem Division of Morton Thiokol.

          Corporate Controller —Charlene Bellante

Ms. Bellante is a Certified Public Accountant with 18 years of financial reporting experience and seven years of experience as controller of a multi-million dollar international manufacturing company.

          General Manager —Ryan Oates

Mr. Oates is one of PSI’s leading chemists. His knowledge and ability in the development and adaptation of wood coatings to specific situations is excellent and has greatly contributed to PSI’s product line expansion

          Vice President Marketing & Sales —Craig Pollock

Craig has over 14 years of sales management experience including Duckback Products, Inc. and Olympic Stain. He was responsible for the establishment of national distributor programs, which helped to increase volume by almost 10-fold in less than 6 years.

          Director of Research & Development —Wade Potter

Wade Potter has both a Bachelors and a Masters degree in Chemistry and Polymer Chemistry respectively, from the State University of New York in Syracuse, New York. In addition, he has 19 years experience in development and market application chemistry, including extended periods in the well-established laboratories of Morton Thiokol Inc. and Ablestik Laboratories. Mr. Potter is responsible for directing PSI’s research and development efforts.

PSI also has additional technical sales support, manufacturing, research and development and logistical support staff in the offices in Chico.

          Secretary —Darryl Jones

Darryl F. Jones is a Chartered Accountant and has many years of experience in financial management, and reporting. Mr. Jones has been on the Board of Directors for the Company and its predecessor since January 1994. Previously, Mr. Jones was President, CEO and a Director of a publicly-held company, listed on the NASDAQ, which manufactures and sells absorbent products for the industrial and animal care markets. Currently, Mr. Jones is COO for a technology company which develops and operates a computer network providing EDI and electronic financial services to financing institutions.

Personnel

As of May 18, 2001, the Company has 59 full-time employees. The Company and its subsidiaries also contract a small number of temporary employees and contractors.

Income Taxes

Information regarding income taxes and deferred tax assets is contained in Item 7 under the caption entitled “Income Taxes”.

ITEM 2.      PROPERTIES

Chico, CA —Manufacturing and Administration Facility

In 1999, the Company relocated to a leased state-of-the-art manufacturing and administrative facility in Chico, California. The facility as presently configured approximates 50,000 square feet. This facility brings the capacity of the Company to approximately $50 million of revenue per year, with adequate room to expand at this location. This facility houses operations, materials management, research, finance and administrative functions. The lease requires monthly payments of $17,145 to $20,307 during the ten-year term.

Los Angeles, CA —Sales & Technical Service Facility

The Company leases an office and warehouse unit of approximately 5,300 square feet in Los Angeles county. The facility has easy access to interstate highways.

This facility serves as a warehouse, regional sales office and laboratory for minor color matching/shading as required by wood coating customers. This facility has improved the Company’s turnaround time in development of samples for test runs on customers’ equipment. The lease has a term that expires August 31, 2001, with an option held by AMT USA to continue for an additional five-year term at prevailing rental rates. Monthly lease payments of approximately $3,450 are required.

San Jose, CA —Sales, Warehouse & Manufacturing Facility

The Company leases an office and warehouse unit of approximately 10,000 square feet in San Jose, California. The facility was previously operated by U.S. Cellulose. This facility serves as a warehouse, regional sales office, manufacturing, and a small laboratory. The lease has a term that expires September 30, 2002, with no option to renew. Monthly lease payments of approximately $6,000 are required.

Chico, CA —Principal Executive Office

The Registrant has its principal executive offices and corporate headquarters at 312 Otterson Drive, Suite H, Chico, California. The terms of the rental agreement call for total monthly payments of $925.

ITEM 3.      LEGAL PROCEEDINGS

At the present time there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended March 31, 2001.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

Market information

The Registrants common shares are listed on the Canadian Venture Exchange (“CDNX”) under the symbol “PYM” and the OTC Bulletin Board under the symbol “PYSU”.

In November 1999, the Vancouver Stock Exchange and the Alberta Stock Exchange merged their operations and formed the CDNX. On March 28, 2001 the Toronto Stock Exchange (TSE) announced its plans to acquire CDNX. The TSE and CDNX have executed an acquisition agreement for CDNX to become a wholly-owned subsidiary of the TSE. The closing of the transaction is subject to a CDNX member-shareholders vote by July 1 and receipt of regulatory approvals. The two exchanges will remain distinct with the senior market being operated by the TSE and the public venture market continuing to be operated by CDNX.

CDNX is the Company’s principal trading market, where it is classified as a Tier 1 Issuer. Tier 1 is considered a more advanced tier, where higher financial requirements must be maintained. The Company is considering the advantages of listing on the TSE.

Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ended March 31, 2001, 2000 and 1999.

Canadian Dollars:

	FISCAL 2001		FISCAL 2000		FISCAL 1999

	HIGH	LOW	HIGH	LOW	HIGH	LOW

First quarter	$1.20	$0.75	$0.85	$0.65	$1.05	$0.75

Second quarter	$1.18	$0.80	$0.95	$0.73	$1.00	$0.60

Third quarter	$1.25	$0.95	$1.15	$0.95	$0.70	$0.40

Fourth quarter	$1.19	$0.66	$1.35	$1.05	$0.89	$0.40

Shareholders

The Company has 422 registered shareholders as at May 18, 2001. The articles and by-laws of the Company do not contain any restrictions on the right to hold or vote the Company’s Common Shares.

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

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company’s consolidated operating results and financial position. This data has been derived from the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto (Part II, Item 8 Financial Statements), and the Management’s Discussion and Analysis (Part II, Item 7) included elsewhere in this Annual Report on Form 10-K.

	Year ended March 31

	2001	2000(1)	1999	1998	1997

Sales revenue	$15,389,181	$13,121,376	$7,807,291	$7,328,947	$4,995,975

Cost of goods sold	(10,653,988)	(9,028,728)	(5,750,127)	(5,904,797)	(3,768,510)

Gross Profit	4,735,193	4,092,648	2,057,164	1,424,150	1,227,465

Corp./Admin. expenses	(3,489,479)	(3,204,516)	(2,377,592)	(2,102,042)	(2,029,422)

Income (loss) from operations	1,245,714	888,132	(320,428)	(677,892)	(801,957)

Income (loss) per share from operations	.14	.11	(.06)	(0.16)	(0.23)

Interest expense (net)	(232,970)	(287,695)	(280,456)	(189,382)	(96,335)

Income tax benefit	720,000	470,000	—	—	—

Income (loss) for the year	1,740,155	1,105,337	(526,290)	(870,090)	(1,103,631)

Income (loss) per share	.19	.14	(.09)	(0.21)	(0.31)

Dividends per share	—	—	—	—	—

Working capital	3,489,554	2,711,092	888,821	501,292	477,034

Total assets	6,933,241	6,649,093	3,206,480	3,271,130	2,368,291

Long term obligations	899,752	2,484,334	1,769,192	1,474,506	1,126,423

Shareholders’ equity (deficit)	4,398,443	2,101,967	(197,874)	(206,837)	(439,146)

(1)	The Company finalized the acquisition of USC on October 18, 1999 and as a result of the merger, USC was fully integrated during the last half of fiscal 2000. The results for the fiscal year end 2000 reflect the amalgamation. See Item 8 — Note 6 to the Consolidated Financial Statements

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and distributes paints, coatings and adhesives to various industries in the western half of the USA. PSI leases a production facility in Chico, California that allows the Company significant growth opportunities both internally and by way of acquisition. Presently, the facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased significantly.

On October 18, 1999, the Company acquired USC for $1,000,000 in cash and the assumption of certain liabilities. To finance the cash portion of the transaction, the Company repriced certain warrants to encourage exercise and conducted two private placements. The Company assumed responsibility for an Employee Severance Plan, which obligates the Company to pay up to $384,400 in severance pay to former USC employees through the year 2004. USC had annual revenues of approximately $3.3 million.

Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company’s growth objectives.

Results from operations

Sales revenues for the fiscal year ended March 31, 2001 were $15,389,181, an increase of 17% over the fiscal 2000 total of $13,121,376, which was an increase of 68% over the fiscal 1999 total of $7,807,291. The increase in fiscal 2001 is due to the addition of new customers and a full year of sales to USC customers. The increase in fiscal 2000 is due both to the acquisition of U.S. Cellulose and the continued growth in the number of customers and the volume of sales to existing customers covering all of the Company’s wood-coating products lines.

Gross profit for the fiscal year ended March 31, 2001 increased 16% to $4,735,193 from $4,092,648 for fiscal 2000. This increase in gross profit was attributable to the aforementioned addition of new customers and the result of greater efficiencies and economies of scale from growing sales volumes. The increase in gross profit for the fiscal year ended March 31, 2000 over $2,057,164 for fiscal year ended March 31, 1999 was due to sales increases, material cost reductions and improved production efficiencies achieved by the operation of the new facility.

Marketing and sales expenses in fiscal 2001 represent a 2% decrease to $1,174,365 from the fiscal 2000 total of $1,200,576 due to restructure of the company’s commission plan. Marketing and sales expense in fiscal 2000 increased 28% over fiscal 1999 due to $103,912 commissions paid on increased sales and an additional $162,645 of wages and travel expenses driven by the acquisition of U.S. Cellulose.

General and administrative expenses were $1,764,171 for the year ended March 31, 2001 versus $1,428,449 in fiscal 2000 and $935,930 in fiscal 1999. The 23% increase in fiscal 2001 is due primarily to an increase in bad debt expense, investor relation fees, goodwill amortization expense, and the write off of rent deposits. The 53% increase in fiscal 2000 is associated mainly with the acquisition of U.S. Cellulose and the related increases in wages, rent, and insurance as well as the amortization of goodwill.

Research and development expenses were $550,943 for fiscal year ended March 31, 2001 versus $575,491 for fiscal 2000 and $507,643 in fiscal 1999. The $24,548 decrease in fiscal 2001 was due to decreased wages and the $67,848 increase in fiscal 2000 was due to increased wages.

Interest expense totaled $232,970 for the fiscal year ended March 31, 2001 compared to $287,695 in fiscal 2000 and $280,456 in fiscal 1999. The 19% decrease in fiscal 2001 was due to lower borrowing and a lower interest rate on the operating line of credit. The marginal increase in fiscal year 2000 was due to higher borrowing.

Other income of $34,900 in fiscal 2000 is attributable to a settlement from the Company’s previous line of credit lender for approximately $23,000, due to a dispute over early termination of that operating line of credit. The remaining balance is bank interest. Fiscal 1999 other income was related to the sale of the Company’s previous manufacturing facility.

Income taxes

For several years prior to fiscal 2000, the Company incurred losses. Accordingly, prior to fiscal 2000, the Company provided a 100% valuation allowance against all deferred tax assets, primarily comprised of net operating loss (NOL) carry-forwards and research and development credits. However, in fiscal 2000, the Company generated a pre-tax income of approximately $635,000 and based on an analysis of the various factors that contributed to the Company’s fiscal 2000 profitability, management reduced its valuation allowance by $500,000 during the fourth quarter of fiscal 2000. Such assessment was based on various factors including pre-tax income; increased sales driven by more intensive marketing; improved gross margins generated from the efficiencies of operating in a larger capacity; state of the art plant in operation for a full year; acquisition of a profitable company; and an augmented management team.

During fiscal 2001, the Company continued to be profitable and generated a pre-tax income of approximately $1 million. Based on the Company’s continued profitability and projected results of future operations, the Company further reduced its valuation allowance during the fourth quarter of fiscal 2001 by approximately $1.5 million resulting in a deferred tax asset of approximately $1.3 million at March 31, 2001. In management’s opinion, it is more likely than not that the deferred tax assets will be utilized. The total amount of future taxable income necessary to utilize the deferred tax assets is approximately $3.8 million.

Liquidity and Capital Resources

At March 31, 2001 the Company had $112,366 in cash compared to $65,097 at the end of fiscal 2000. Cash flow provided by operating activities totaled $1,302,630 in fiscal 2001 versus cash flow used of $104,351 in fiscal 2000 and $614,749 used in fiscal 1999. The lower requirements in fiscal 2001 and 2000 are due to the Company’s first two years of profitability. The $411,423 proceeds from exercise of warrants and options was in part used to pay down the operating line of credit in fiscal 2001. The $1,159,883 proceeds from private placements in 2000 were offset by the acquisition of U.S. Cellulose, while the Company increased borrowing from the line of credit by $466,194. The cash requirements in fiscal 1999 were financed primarily from private placements of $244,721, increased borrowing on the Company’s line of credit of $406,506, the settlement of debt reached by creditors, including related parties of $289,785 in consideration for common shares of the Company and additional capital lease financing of $239,127, offset by the repayment of debt.

The Company has positive working capital of $3,489,554 at March 31, 2001, versus $2,711,092 at the end of fiscal 2000. The current ratio at March 31, 2001 was 3.2:1 and 2.4:1 at March 31, 2000. The primary reasons for the increase in working capital and current ratio are increased sales volume, and the increase in deferred income taxes.

Capital additions during the year ended March 31, 2001 were $144,932, consisting primarily of production and office equipment, including $57,333 acquired under capital leases offset by proceeds from disposal of equipment of $8,901. Capital additions during the year ended March 31, 2000 consisted of $158,388 including $61,800 of equipment acquired under capital leases, offset by proceeds from disposal of equipment of $15,145. This compares to fiscal 1999 in which there were $440,459 in purchases of fixed assets offset by proceeds from the disposal of the old facility of $346,517. The investments in fiscal 2000 consisted mostly of production equipment, and in 1999 were associated with the new plant.

The Company anticipates that cash on hand, cash flow from operations and borrowing capability under its committed credit facility are adequate to fund the Company’s cash requirements for fiscal 2002. Should the Company undertake strategic acquisitions requiring funds in excess of its internally generated cash flow, it might be required to incur additional debt or seek additional financing through private placements.

Acquisition of U.S. Cellulose and Related Financing

In October 1999 the Company acquired all the issued and outstanding shares of U. S. Cellulose Co., Inc. (“USC”) a California-based paint coatings company for a total purchase price of $1,000,000 in cash. This purchase price has been allocated to assets and liabilities based on their estimated fair market values.

To finance the transaction, the Company sold common shares as detailed on Form 8-K/A dated October 18, 1999, page F-9.

In connection with the purchase, the Company adopted a USC Employee Severance Plan which entitles former USC employees to receive up to $384,400 in benefits, paid from 1999 to 2004. The acquisition was accounted for using the purchase method of accounting. The excess of acquisition cost over the fair value of net assets acquired (“goodwill”) is being amortized on a straight-line basis over fifteen years.

Outlook

In fiscal year 2001 the Company continued to reach all time record highs in both sales and net income, as in fiscal 2000. The successful acquisition of USC increased utilization of capacity of our state of the art manufacturing plant by adding new customers and improved products. The Company’s strong fundamentals provide the foundation for continued rapid growth through acquisitions, joint ventures, product licenses, new product development, and any other opportunities that could result in an increase in shareholder value.

Inflation

The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

Environmental Matters

The Company is committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. State, federal, and local laws all have jurisdiction over production activities. The Company is currently in full compliance with these laws and expects to remain so in the future.

Safe Harbor Provision

Certain statements identified as “forward-looking statements” in this Annual Report on Form 10-K are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company’s business beyond the Company’s control.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At March 31, 2001, there was $340,991 in borrowings under the credit facility. Changes in the prime interest rate during fiscal 2001 had a positive effect on the Company’s interest expense. Exposure would increase accordingly should the Company maintain higher levels of borrowing during 2002.

The Company has minimal operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain material funds in foreign currency beyond those necessary for operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Consolidated Financial Statements:

Report of Independent Accountants	Page 17

Consolidated Balance Sheets	Page 18

Consolidated Statements of Operations	Page 19

Consolidated Statements of Shareholders’ Equity (Deficit)	Page 20

Consolidated Statements of Cash Flows	Page 21

Consolidated Statements of Cash Flows, continued	Page 22

Notes to Consolidated Financial Statements	Page 23

Report of Independent Accountants

To the Board of Directors and
Shareholders of Polymer Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Polymer Solutions, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
May 24, 2001

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. dollars)

	March 31,

	2001	2000

Assets

Current assets:

Cash	$112,366	$65,097

Accounts receivable, net	1,994,070	2,374,065

Inventories, net	1,649,295	1,523,947

Prepaid expenses	65,496	120,360

Deferred income taxes, net	1,257,855	500,000

	5,079,082	4,583,469

Fixed assets, net	695,752	825,652

Goodwill, net	1,158,407	1,239,972

	$6,933,241	$6,649,093

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,078,549	$1,303,088

Payroll related and commissions payable	325,390	409,791

Current portion of capital lease obligations	185,589	159,498

	1,589,528	1,872,377

Long-term liabilities:

Bank loan facilities	340,991	1,752,667

Capital lease obligations	226,765	371,932

Severance plan liability	331,996	359,735

	2,489,280	4,356,711

Minority interest	45,518	190,415

Shareholders’ equity:

Preferred stock, $0.001 par value;
Authorized - 4,000,000 shares; issued and outstanding - nil	—	—

Common stock, $0.001 par value;
Authorized - 20,000,000 shares; issued and outstanding, March 31, 2001 - 9,596,663 and March 31, 2000 - 8,855,939	9,596	8,855

Additional paid-in capital	12,057,000	11,501,420

Accumulated deficit	(7,668,153)	(9,408,308)

	4,398,443	2,101,967

	$6,933,241	$6,649,093

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(U.S. dollars)

	Years ended March 31,

	2001	2000	1999

Sales revenue	$15,389,181	$13,121,376	$7,807,291

Cost of goods sold	10,653,988	9,028,728	5,750,127

	4,735,193	4,092,648	2,057,164

Corporate and administrative expenses:

Marketing and sales	1,174,365	1,200,576	934,019

General and administrative	1,764,171	1,428,449	935,930

Research and development	550,943	575,491	507,643

	3,489,479	3,204,516	2,377,592

Income (loss) from operations	1,245,714	888,132	(320,428)

Other income	7,411	34,900	74,594

Interest expense	(232,970)	(287,695)	(280,456)

Income (loss) before income tax benefit	1,020,155	635,337	(526,290)

Income tax benefit	720,000	470,000	—

Net income (loss)	$1,740,155	$1,105,337	$(526,290)

Basic and diluted earnings (loss) per share	$.19	$.14	$(.09)

Weighted average basic number of shares outstanding	9,177,362	7,925,595	5,711,797

Weighted average diluted number of shares outstanding	9,294,615	8,151,562	5,711,797

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)
(U.S. dollars)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 1998	5,344,617	$5,345	$9,775,173	$(9,987,355)	$(206,837)

Shares issued, pursuance to -

Private placement	432,000	432	244,289	—	244,721

Conversion of debt for common stock	633,883	633	289,152	—	289,785

Minority interest shareholder exchange of shares	333	—	747	—	747

Net loss	—	—	—	(526,290)	(526,290)

Balance at March 31, 1999	6,410,833	6,410	10,309,361	(10,513,645)	(197,874)

Shares issued, pursuance to -

Private placement	2,043,915	2,044	959,602	—	961,646

Exercise of warrants	385,750	386	197,851	—	198,237

Minority interest shareholder exchange of shares	15,441	15	34,606	—	34,621

Net income	—	—	—	1,105,337	1,105,337

Balance at March 31, 2000	8,855,939	8,855	11,501,420	(9,408,308)	2,101,967

Shares issued, pursuance to -

Exercise of warrants	671,100	671	407,347	—	408,018

Exercise of options	5,000	5	3,400	—	3,405

Minority interest shareholder exchange of shares	64,624	65	144,833	—	144,898

Net income	—	—	—	1,740,155	1,740,155

Balance at March 31, 2001	9,596,663	$9,596	$12,057,000	$(7,668,153)	$4,398,443

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(U.S. dollars)

	Years ended March 31,

	2001	2000	1999

Cash flows from operating activities:

Net income (loss)	$1,740,155	$1,105,337	$(526,290)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	352,553	282,111	243,778

Gain on disposals of fixed assets	(5,055)	(945)	(74,594)

Benefit from deferred income tax	(757,855)	(500,000)	—

Changes in operating assets and liabilities:

Accounts receivable	379,995	(875,372)	(167,718)

Inventories	(125,348)	(302,979)	257,997

Prepaid expenses and other assets	54,864	74,458	(62,744)

Accounts payable	(224,539)	(5,747)	(267,475)

Payroll related and commissions payable	(84,401)	138,451	(17,703)

Severance plan liability	(27,739)	(19,665)	—

Net cash provided by (used in) operating activities	1,302,630	(104,351)	(614,749)

Cash flows from investing activities:

Goodwill acquired in business acquisition	—	(1,274,487)	—

Purchase of fixed assets	(87,599)	(96,588)	(201,332)

Proceeds from disposals of fixed assets	8,901	15,145	346,517

Net cash (used in) provided by investing activities	(78,698)	(1,355,930)	145,185

Cash flows from financing activities:

Proceeds from issuance of common stock	411,423	1,159,883	244,721

(Payments) borrowings on operating line of credit, net	(1,411,676)	466,194	406,506

Payments of capital lease obligations	(176,410)	(140,002)	(99,690)

Other financing activities	—	—	(43,847)

Net cash (used in) provided by financing activities	(1,176,663)	1,486,075	507,690

Increase in cash	47,269	25,794	38,126

Cash, beginning of year	65,097	39,303	1,177

Cash, end of period	$112,366	$65,097	$39,303

-Continued-

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, Continued
(U.S. dollars)

	Years ended March 31,

	2001	2000	1999

Supplemental disclosure of cash flow information:

Cash paid for:

Income taxes	$27,300	$800	$—

Interest	$245,560	$287,695	$267,485

Supplemental schedule of non-cash investing and financing activities:

Minority interest shareholder exchange of shares	$144,898	$34,621	$747

Acquisition of equipment under capital leases	$57,333	$61,800	$239,127

Conversion of debt for common stock	$—	$—	$289,785

Acquisition of U.S. Cellulose Co.

Accounts receivable		$354,774

Inventories		211,214

Prepaid expenses		89,910

Fixed assets		20,896

Accounts payable		(269,953)

Accrued payroll		(27,008)

Severance plan liability		(384,400)

Net liabilities at date of acquisition		$(4,567)

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Polymer Solutions, Inc. (“PSI” or “Company”) is engaged in the development and sale of advanced polymer-based coatings, sealants and adhesives to industrial and retail users in the western half of the United States.

2. Significant Accounting Policies

Generally accepted accounting principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Differences between reporting these consolidated financial statements under accounting principles generally accepted in the United States of America versus accounting principles generally accepted in Canada are not material.

Basis of consolidation
The Company’s consolidated financial statements include its wholly-owned active subsidiary, Alternative Materials Technology, Inc. (AMT USA); wholly-owned inactive subsidiary, AMT Environmental Products Inc. (“AMT”); and 99.9%-owned inactive subsidiary, PSI Acquisitions Corp. (“PAC”). Intercompany transactions and accounts are eliminated in consolidation.

Financial statement presentation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company, and its lender of the operating line of credit, perform credit evaluations of its customers’ financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $146,000 and $20,000 at March 31, 2001 and 2000, respectively.

Inventories
Inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. The Company maintains a reserve for slow-moving or obsolete inventory as well as the related disposal costs.

Fixed assets
Fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated life, which varies between five and ten years.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Repair and maintenance costs are charged against income while improvements are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in other income.

Goodwill
Goodwill reflects the excess of acquisition costs of U.S. Cellulose Co. over the estimated fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a 15-year life. Accumulated amortization amounted to $124,700 at March 31, 2001. Goodwill amortization expense amounted to $85,600 and $39,100 during the years ended March 31, 2001 and 2000, respectively.

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

Stock options
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Research and development costs
Research and development costs are expensed as incurred.

Revenue recognition
Revenue from the sale of products is recognized upon shipment.

Foreign currency translation
The Company’s operations are primarily conducted in the United States and the United States dollar is the Company’s functional currency. The Company and its subsidiaries are considered integrated operations and the accounts are translated as follows:

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

Income taxes
The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 9.

3. Inventories
Inventories consist of the following:

	March 31,	March 31,
	2001	2000

Raw materials and supplies	$1,021,842	$951,843

Finished goods	910,667	872,504

Less allowance for slow-moving inventory	(283,214)	(300,400)

	$1,649,295	$1,523,947

4. Fixed Assets
Fixed assets consist of the following:

	March 31, 2001

		Accumulated
	Cost	Depreciation	Net

Laboratory equipment	$104,940	$87,884	$17,056

Office equipment	128,644	58,759	69,885

Production equipment	546,231	380,465	165,766

Leasehold improvements	169,870	42,028	127,842

Capital leases	777,790	462,587	315,203

	$1,727,475	$1,031,723	$695,752

	March 31, 2000

		Accumulated
	Cost	Depreciation	Net

Laboratory equipment	$105,191	$82,302	$22,889

Office equipment	148,384	104,140	44,244

Production equipment	502,160	337,932	164,228

Leasehold improvements	153,825	26,437	127,388

Capital leases	776,451	309,548	466,903

	$1,686,011	$860,359	$825,652

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Earnings Per Share (“EPS”)
The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At March 31, 2001, there were warrants and options for 2,360,833 shares that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.

6. Acquisition
In October 1999, the Company purchased the outstanding capital stock of U.S. Cellulose Co. (“USC”), a paint coatings company based in California, for $1,000,000 in cash. In connection with the purchase, the Company adopted the USC Employee Severance Plan, which entitles former USC employees to receive up to $384,400 in benefits, to be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. USC’s assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of acquisition cost over the fair value of tangible net assets acquired (“goodwill”) is being amortized on a straight-line basis over fifteen years.

The following summarized unaudited proforma financial information assumes the acquisition had occurred on April 1 of each year. The USC results of operations in fiscal year 2000 are through to the date of acquisition, October 18, 1999.

	Twelve Months Ended
	March 31,

	2000	1999
	(unaudited)	(unaudited)

Revenues:

Polymer Solutions, Inc.	$13,121,376	$7,807,291

U.S. Cellulose Co.	1,949,629	3,111,479

Combined	$15,071,005	$10,918,770

Net income (loss):

Polymer Solutions, Inc.	$1,105,337	$(526,290)

U.S. Cellulose Co.	(820,708)	(794,253)

Combined	$284,629	$(1,320,543)

Combined net income per share:

Basic Net income available to common shareholders	$284,629	$(1,320,543)

Weighted average number of common shares outstanding	7,925,595	5,711,797

Basic and diluted earnings per share	$0.04	$(0.23)

The amounts do not reflect any benefits from economies that might be achieved from combined operations. The proforma amounts do reflect purchase accounting adjustments and amortization for the periods presented.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Bank Loan Facilities
The Company’s revolving line of credit provides funds up to $3,000,000. Funds available to be advanced are limited to 85% of eligible accounts receivable and 50% of eligible inventories. At March 31, 2001, the maximum available borrowing under the line was $2,019,485. Interest is payable on funds advanced at the rate of prime plus 2.5% (8% at March 31, 2001). The line of credit is collateralized by accounts receivable, inventories, equipment and other assets. The line of credit expires on October 31, 2002. Terms of the line of credit require repayment from collections of accounts receivable. The line of credit provides for various financial and non-financial covenants including minimum working capital, net worth, capital expenditures and compensation limitations.

8. Capital Lease Obligations
Capital lease obligations at March 31, consisted of the following:

	2001	2000

Capital lease obligations bearing interest ranging from 7.34% to 24.58%, payable in monthly principal and interest payments and secured by the related equipment	$412,354	$531,430

Less current portion	185,589	159,498

	$226,765	$371,932

Future minimum principal payments under capital lease obligations are as follows:

2002	$185,589

2003	168,771

2004	41,581

2005	16,413

$412,354

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Income Taxes
The benefit (expense) for income taxes consists of the following:

	For the year ended
	March 31,

	2001	2000

Federal:

Current	$(18,597)	$(17,000)

Deferred	754,082	434,000

	735,485	417,000

State:

Current	(19,258)	(13,000)

Deferred	3,773	66,000

	(15,485)	53,000

	$720,000	$470,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax benefits are as follows:

	For the year ended
	March 31,

	2001	2000

Net operating loss carryforwards	$705,253	$1,444,333

Tax credits	503,004	403,771

State taxes	(23,716)	(48,111)

Other	73,314	187,187

	1,257,855	1,987,180

Valuation allowance	—	(1,487,180)

Net deferred tax benefit	$1,257,855	$500,000

The Company has reduced its deferred tax benefit valuation allowance in 2001 and 2000 by $1,487,180 and $500,000, respectively, based on an assessment of the Company’s ability to utilize deferred tax benefits in the future. This assessment was based on management’s analysis of current-year pre-tax income, projected future income, improved gross margins generated from a new plant, acquisition of USC and an augmented management team.

At March 31, 2001, management believes that it is more likely than not that the $1.3 million tax benefit will be realized. The total amount of future taxable income necessary to realize the benefit is approximately $3.8 million.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The income tax rate on earnings differed from the Federal statutory rate as follows:

	For the years ended
	March 31

	2001	2000

Federal statutory rate	34.0%	34.0%

State statutory rate, net of federal benefit	5.6	5.6

Change in valuation allowance	(145.7)	(99.9)

Research and development credits	(9.7)	(25.1)

Permanent differences	28.5	6.5

Other	16.7	4.9

Effective rate	(70.6%)	(74.0%)

Tax credits may be carried forward indefinitely. The expiration dates of the net operating loss carryforwards for federal purposes are from 2011 to 2020 and for state purposes from 2002 to 2004.

10. Commitments and Contingencies

Operating leases
The Company leases certain facilities under arrangements which contain renewal options and provide for periodic cost of living adjustments. Rental expense was $358,507, $299,012 and $237,024 for each of the three years in the period ended March 31, 2001, respectively.

Future minimum rental commitments as of March 31, 2001 under noncancelable operating leases are as follows:

Year ending March 31:

2002	$314,988

2003	277,788

2004	226,212

2005	233,484

2006	236,034

Thereafter	426,447

$1,714,953

Environmental Matters
The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position or results of operations.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Common Stock

Minority interest
Through a reorganization of the Company in February 1997, Canadian shareholders are given the opportunity to convert their non-transferable, non-voting PAC preferred shares on a 1:1 basis up to September 1, 2001, after which the Company may redeem the PAC preferred shares for common shares. During fiscal 2001 and 2000, 64,624 and 15,441 preferred shares were exchanged or redeemed into common shares.

Founders’ shares
An aggregate of 197,774 of “Founders’ shares” are held in escrow by the Company’s transfer agent at March 31, 2001. These shares are releasable from escrow at various times based on requirements of the Canadian Venture Exchange. The founders have all rights related to these shares except the right to transfer the shares without the permission of the Canadian Venture Exchange.

12. Stock Option Plans and Warrants
The following table summarizes the stock option activity under the Company’s stock option plan:

		Weighted-average
	Underlying	Exercise price
	Shares	CDN	U.S.

Stock options outstanding, March 31, 1999	738,800	1.00	.72

Granted	637,475	1.08	.74

Forfeited	(251,200)	1.00	.68

Stock options outstanding, March 31, 2000	1,125,075	1.05	.74

Granted	876,771	1.12	.75

Exercised	(5,000)	1.00	.63

Forfeited	(534,070)	1.06	.67

Stock options outstanding and exercisable, March 31, 2001	1,462,776	$1.09	$.77

Options outstanding at March 31, 2001 had a weighted average remaining contractual life of 3.47 years and had exercise prices ranging from $.54 (Cdn$.85) to $1.37 (Cdn$2.00) per share.

On July 5, 1999, the Company issued 800,000 shares with transferable warrants to purchase an aggregate of 400,000 common shares at $0.60 (Cdn$0.90) up to June 30, 2000. The Company also issued warrants entitling the Agent to purchase 160,000 common shares at a price of $0.60 (Cdn$.90) up to June 30, 2000. Warrants to purchase 439,600 common shares were exercised during fiscal year 2001.

On July 30, 1999, the Company completed a private placement and issued 1,127,750 common shares with non-transferable warrants to purchase an aggregate of 1,127,750 common shares at $0.60 (Cdn$0.90) for one year to July 30, 2000 and at $0.84 (Cdn$1.25) for one year expiring July 30, 2001. The Company also issued warrants entitling the Agent to purchase 66,165 common shares under the same terms as offered. Warrants to purchase 231,500 common shares were exercised during fiscal year 2001.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company also issued 268,750 warrants, which expire October 18, 2001, as a finder’s fee to a consulting firm for the coordination of the acquisition of USC.

The warrants outstanding at March 31, 2001 are as follows:

		Weighted-average
	Underlying	Exercise price
	Shares	CDN	U.S.

Warrants outstanding March 31, 1999	1,726,250	1.27	.91

Issued	2,022,665	.89	.60

Exercised	(385,750)	.76	.51

Expired	(297,500)	.91	.63

Warrants outstanding March 31, 2000	3,065,665	1.12	.78

Exercised	(671,100)	.90	.57

Expired	(573,400)	2.58	1.63

Warrants outstanding March 31, 2001	1,821,165	$.74	$.59

Warrants outstanding at March 31, 2001 expire beginning July 2001 through December 2003.

For purposes of the pro forma disclosures required by SFAS No. 123, the estimated fair value of options and warrants is recognized as expense upon issuance as the options and warrants are immediately vested. The fair value of each option and warrant grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

Pro forma unaudited net income and pro forma basic and diluted unaudited net income per share in fiscal year 2001 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility ranging from 43% to 78%, risk-free interest rate ranging from 4.77% to 6.43% and expected lives of 3 to 5 years.

13. 401 (k) Retirement Plan
On July 1, 2000, the Company implemented a 401 (k) retirement plan. Eligible employees may contribute up to 15% of compensation and the Company is matching 100% of contributions up to a maximum of 2% of the employees’ compensation beginning January 1, 2001. Employer matching contributions for the fiscal year ended March 31, 2001 were $9,663.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934, required by this Item, is incorporated by reference to the Company’s Proxy Statement prepared for the Annual Meeting of Shareholders to be held August 16, 2001.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement prepared for the Annual Meeting of Shareholders to be held August 16, 2001.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s Proxy Statement prepared for the Annual Meeting of Shareholders to be held on August 16, 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement prepared for the Annual Meeting of Shareholders to be held August 16, 2001.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Report.

(i)	Financial Statements

See Index to Financial Statements on page 16 of this Annual Report on Form 10-K.

(ii)	Financial Statement Schedules

Schedule II – Valuation and qualifying accounts is located on page 33.

Schedule III — Supplementary financial information required by Item 302 of Regulations S-K is located on page 33.

Financial Statement Schedules may have been omitted because they are not applicable, are not required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(iii)	Exhibits

The exhibits listed on the Exhibit Index at page 35 are filed as part of this Annual Report on Form 10-K.

(B) Reports on Form 8-K — FILED BY EDGAR

Not applicable

SCHEDULE II
Valuation and qualifying accounts and Reserves

For the Fiscal Year Ended March 31, 2001

Column A	Column B	Column C	Column D	Column E
Description	Balance at	Additions	Deductions-	Balance at End
	Beginning of	charged to costs	describe	of period
	Period	and expenses
Allowance against Available Income from:

Valuation allowance on deferred tax assets	$1,487,180	nil	$1,487,180	nil

Note [1]: The deductions reflect deferred tax assets utilized in fiscal 2001 and the relief of $1,257,855 of the prior year valuation allowance based on management’s assessment regarding the future realization of the deferred tax benefits.

SCHEDULE III
SUPPLEMENTARY DATA

Supplementary financial information required by Item 302 of Regulations S-K

Selected quarterly financial data (unaudited)

	Qtr Ending	Qtr Ending	Qtr Ending	Qtr Ending
	30-Jun	30-Sep	31-Dec	31-Mar

2001
Net revenue	$3,914,812	$3,989,313	$3,768,986	$3,716,070
Gross Profit	1,247,879	1,196,687	1,133,352	$1,157,275
Income from operations	349,931	312,729	297,881	$285,173
Income before income taxes	275,380	253,500	248,776	$962,499
Net income	157,380	134,698	146,000	$1,302,077
Net income per share — basic & diluted	0.02	0.01	0.02	0.14

2000
Net revenue	$2,795,623	$2,906,894	$3,514,118	$3,904,741
Gross Profit	873,170	913,357	1,150,038	$1,156,083
Income from operations	202,121	211,786	227,531	$246,694
Income before income taxes	140,671	154,831	167,024	$172,811
Net income	140,671	154,831	167,024	$642,811
Net income per share — basic & diluted	0.02	0.02	0.02	0.07

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC., a
Nevada, U.S.A. corporation

/s/ Larry Flanagan E. Laughlin Flanagan President, CEO & Director	/s/ Charlene Bellante Charlene Bellante Corporate Controller, Assistant Secretary/Treasurer

Dated: June 04, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 5th day of June, 2001.

Signature	Title
/s/Gordon Ellis	Chairman of the Board of

Gordon L. Ellis	Directors, Director

/s/Larry Flanagan	CEO & President, Director

E. Laughlin Flanagan

/s/Bill Maligie	CEO & President AMT USA,

William A. Maligie	Director

/s/Stephen Silbernagel	Director

Stephen H. Silbernagel

/s/John Sutherland	Director

John J. Sutherland

/s/Darryl Jones	Director, Secretary/ Treasurer

Darryl F. Jones

/s/Gerald Habib	Director

Gerald A. Habib

EXHIBIT INDEX

Exhibit 2 Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 [4] Plan of Reorganization – Information Circular for the Extraordinary General Meeting of AMT Environmental Products, held November 12, 1996.

2.2 [6] Plan of merger

2.3 [2] Plan of acquisition

2.4 [3] Stock Purchase Agreement dated October 15, 1999, by and between Alternative Materials Technology, Inc., U.S. Cellulose Co., and Frederick Parkinson.

2.5 [3]U.S. Cellulose Employee Severance Plan effective October 15, 1999.

Exhibit 3 Current Articles of Incorporation

3.1 [4]Articles of Incorporation

3.2 [4[By-Laws

Exhibit 10 Material Contracts
10.1 [3]U.S. Cellulose Employee Severance Plan effective October 15, 1999.

Exhibit 13 Annual Report to security holders, Form 10Q or Quarterly reports to security holders

13.1 [1]2001 Annual Report to Shareholders

13.2 [5]Form 10Q for the period ending June 30, 2000

13.3 [5]Form 10Q for the period ending September 30, 2000

13.4[ 5]Form 10Q for the period ending December 31, 2000

Exhibit 21. Subsidiaries of the Registrant

21.1 [6]List of Subsidiaries of the Company

[1]	Filed herewith.

[2]	Incorporated by reference to the Form 10-K filed with the Company’s Annual Report for the year ended March 31, 1999.

[3]	Incorporated by reference to the exhibits accompanying the Company’s current report on Form 8-K filed on November 2, 1999.

[4]	Incorporated by reference to the exhibits accompanying the Company’s Form 10-K filed for the year ended March 31, 1997

[5]	Incorporated by reference to the Form 10-Q filed with the Company’s Quarterly Report for the periods ended June 30, September 30, and December 31, 2000.

[6]	Incorporated by reference to the Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2000.