Form 10-Q
period 2001-06-30
POLYMER SOLUTIONS INC
filed 2001-08-07
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 0-18583

POLYMER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada, U.S.A. (State or other jurisdiction of incorporation or organization)	88-0360526 (I.R.S. Employer Identification Number)

312 Otterson Dr. Suite H
Chico, California 95928
Telephone: (530) 894-3585

(Address of principal executive offices)

(604) 683-3473
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ X ] No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2001.

Title of Class	No. of Shares

Common Shares, par value $0.001	9,522,863

POLYMER SOLUTIONS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2001

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended June 30, 2001 are not necessarily indicative of results expected for an entire year.

Certain statements in this Quarterly Report on Form 10-Q are not based on historical facts, but are instead based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company’s business which are beyond the Company’s control.

Polymer Solutions, Inc.

Consolidated Balance Sheets
(U.S. Dollars)

	June 30,	March 31,
	2001	2001

	(Unaudited)
Assets

Current assets:

Cash	$100,278	$112,366

Accounts receivable, net	1,892,589	1,994,070

Inventories, net	1,710,681	1,649,295

Prepaid expenses and other assets	179,080	65,496

Deferred income taxes, net	1,172,855	1,257,855

	5,055,483	5,079,082

Fixed assets, net	655,294	695,752

Goodwill, net	1,137,021	1,158,407

	$6,847,798	$6,933,241

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,190,839	$1,078,549

Payroll related and commissions payable	261,042	325,390

Current portion of capital lease obligations	188,385	185,589

	1,640,266	1,589,528

Long-term liabilities:

Bank loan facilities	71,373	340,991

Capital lease obligations	201,532	226,765

Severance plan liability	324,678	331,996

	2,237,849	2,489,280

Minority interest	45,518	45,518

Shareholders’ equity:

Preferred stock, $0.001 par value;
Authorized — 4,000,000 shares; issued and outstanding — nil
Common stock, $0.001 par value;
Authorized — 20,000,000 shares; June 30, 2001: issued — 9,596,663, outstanding — 9,522,863 and March 31, 2001: issued and outstanding — 9,596,663	9,596	9,596

Treasury stock, at cost; 73,800 shares	(24,387)	—

Additional paid-in capital	12,057,000	12,057,000

Accumulated deficit	(7,477,778)	(7,668,153)

	4,564,431	4,398,443

	$6,847,798	$6,933,241

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc.

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended June 30,

	2001	2000

Sales revenue	$3,685,240	$3,914,812

Cost of goods sold	2,536,251	2,666,933

	1,148,989	1,247,879

Corporate and administrative expenses:

Marketing and sales	272,172	339,749

General and administrative	396,965	408,902

Research and development	151,836	149,297

	820,973	897,948

Income from operations	328,016	349,931

Other income	(639)	3,741

Interest (expense)	(27,846)	(78,292)

Income before income tax expense	299,531	275,380

Income tax expense	109,154	118,000

Net income	$190,377	$157,380

Basic and diluted earnings per share	$.02	$.02

Weighted average basic number of shares outstanding	9,395,047	8,704,856

Weighted average diluted number of shares outstanding	9,395,047	8,949,973

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc.

Consolidated Statements of Cash Flow (Unaudited)
(U.S. Dollars)

	Three months ended June 30,

	2001	2000

Cash flows from operating activities:

Net income	$190,377	$157,380

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	88,183	83,448

Loss (gain) on disposals of fixed assets	806	(3,558)

Benefit from deferred income tax	85,000	110,000

Changes in operating assets and liabilities:

Accounts receivable	101,481	357,954

Inventories	(61,386)	(73,777)

Prepaid expenses and other assets	(113,584)	(74,966)

Accounts payable	112,290	(329,000)

Payroll related and commissions payable	(64,348)	(108,949)

Severance plan liability	(7,318)	(3,880)

Net cash provided by operating activities	331,501	114,652

Cash flows from investing activities:

Purchase of fixed assets	(6,107)	(25,185)

Proceeds from disposals of fixed assets	3,450	5,701

Net cash used in investing activities	(2,657)	(19,484)

Cash flows from financing activities:

Repurchase of stock	(24,387)	—

Proceeds from issuance of stock	—	271,309

(Payments) borrowings on operating line of credit, net	(269,618)	(89,771)

Payments of capital lease obligations	(46,927)	(38,564)

Net cash (used in) provided by financing activities	(340,932)	142,974

Increase in cash	(12,088)	238,142

Cash, beginning of year	112,366	65,097

Cash, end of period	$100,278	$303,239

Supplemental schedule of non-cash investing and financing activities:

Acquisition of equipment under capital leases	$24,490	$57,333

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc.

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission.

2.    Inventories

Inventories consist of the following:

	June 30,	March 31,
	2001	2001

Raw materials and supplies	$1,042,075	$1,021,842

Finished goods	949,326	910,667

Less allowance for slow-moving inventory	(280,720)	(283,214)

	$1,710,681	$1,649,295

3.    Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At June 30, 2001, there were no warrants or options that were considered dilutive. At June 30, 2001, there were warrants and options for 3,273,710 shares that could potentially dilute basic EPS in the future.

4.    Commitments and Contingencies

The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position or results of operations.

Polymer Solutions, Inc.

Notes to Consolidated Financial Statements

5.    Common Stock

During June 2001, the Company repurchased 73,800 shares of the Company’s common stock for $24,387.

6.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 141 eliminates the use of the pooling-of-interests method and requires that all business combinations be accounted for under the purchase method of accounting. SFAS 142 eliminates the amortization of goodwill but requires that goodwill be tested for impairment at least annually.

SFAS 141 and SFAS 142 are effective for all fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company plans to adopt SFAS 141 and SFAS 142 on April 1, 2002, the first quarter of its fiscal year ending March 31, 2003. The Company expects the adoption of these statements will have a positive impact on income as a result of a decrease in amortization expense.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
            for the Three Months Ended June 30, 2001

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. The Company’s ability to achieve such results is subject to certain risks and uncertainties, including but not limited to, adverse business conditions in the industries served by the Company and the general economy, competition, new laws and regulations impacting the products that the Company provides, and other risk factors affecting the Company’s business beyond the Company’s control.

OVERVIEW

Polymer Solutions, Inc. (the “Company”), develops, manufactures and distributes paints, coatings and adhesives to various industries, primarily in California. In 1998, PSI constructed a new production facility in Chico, California that allows the Company significant growth opportunities both internally and by way of acquisition. Presently, this facility has excess production capacity and with the addition of a minor amount of capital equipment and some additional labor, capacity can be increased significantly.

RESULTS OF OPERATIONS

Sales revenues decreased 6% to $3,685,240 for the three months ended June 30, 2001, compared to the same prior year period, reflecting a slowdown in the economy.

Gross profit for the first quarter decreased 8% to $1,148,989 from $1,247,879 for the comparable period last year.

Marketing and sales expense for the three months ended June 30, 2001 totaled $272,172, achieving a decrease of 20% from $339,749 in the comparable prior year period due to the Company’s efforts to restructure compensation and commission expenses during the quarter.

General and administrative expenses for the first quarter were $396,965 versus $408,902 for the same prior year period, a decrease of 3%.

Research and development expenses were $151,836 during the first quarter, versus $149,297 for the same prior year period, reflecting a 2% increase.

Interest expense totaled $27,846 for the three months ended June 30, 2001 compared to $78,292 in the same prior year period reflecting a 64% decrease due to a pay down of the operating line of credit.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
            for the Three Months Ended June 30, 2001

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Company had $100,278 in cash compared to $112,366 at the end of fiscal 2001. Cash flow provided by operating activities totaled $331,501 for the first three months of fiscal year 2002, versus cash provided by operations of $114,652 in the comparable prior year period. This is primarily due to improved profitability resulting from a decrease in operating expenses, as well as the timing of payments to vendors. Capital additions were $6,107 in the three months ended June 30, 2001, compared to $25,185 for the same period a year ago. Cash payments for repurchase of stock were $24,388 during the first quarter versus $271,309 of proceeds from issuance of common stock in the comparable prior period.

The Company has a positive working capital of $3,415,217 at June 30, 2001, versus $3,489,553 at March 31, 2001. The current ratio at June 30, 2001 was 3.0:1 compared with 3.2:1 for the fiscal 2001 year end ratio.

The operating line of credit at June 30, 2001 is $71,373 down from the fiscal year end balance of $340,991 on a credit limit of $3 million.

OUTLOOK

In fiscal year 2002 the Company is pursuing additional internal sales growth, and will continue to aggressively seek opportunities to create a meaningful increase in shareholder value for our investors through future acquisitions, joint ventures, and other strategic alliances that will utilize capacity of our state of the art manufacturing plant by adding new customers and improved products.

NOTICE OF INTENTION TO MAKE A NORMAL COURSE ISSUER BID

On April 23, 2001, the Company filed a Notice of Intention to Make a Normal Course Issuer Bid (“Notice”) to purchase up to 200,000 shares of the Company’s common stock through the facilities of the Canadian Venture Exchange. Canaccord Capital Corporation on behalf of the Company will make the purchases during the period of May 2, 2001 through November 1, 2001. Pursuant to the Notice, the Company purchased 73,800 shares for a cash consideration of $24,387 during the month of June, 2001. A copy of the Notice will be provided upon written request to the Secretary of the Company.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During June 2001, the Company repurchased 73,800 shares of the Company’s common stock for $24,387.

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

POLYMER SOLUTIONS, INC.

(Registrant)

Date: July 30, 2001

E. Laughlin Flanagan

President and CEO

Date: July 30, 2001

Charlene Bellante

Corporate Controller,

Assistant Secretary/Treasurer