Form 10-Q
period 2001-09-30
POLYMER SOLUTIONS INC
filed 2001-11-14
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _______________ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2001.

Title of Class	No. of Shares

Common Shares, par value $0.001	9,522,863

POLYMER SOLUTIONS, INC. and SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three Months and Six Months Ended September 30, 2001

TABLE OF CONTENTS

Item	Page
Number	Number

PART I —FINANCIAL INFORMATION

1. Financial Statements

Consolidated Balance Sheets at September 30, 2001 and March 31, 2001	3

Consolidated Statements of Operations for the three and six months ended September 30, 2001 and 2000	4

Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II —OTHER INFORMATION

1. Legal Proceedings	11
2. Changes in Securities and Use of Proceeds	11
3. Defaults Upon Senior Securities	11
4. Submission of matters to a vote of securities holders	11
5. Other Information	11
6. Exhibits Index and Reports on Form 8-K	11
SIGNATURES	12

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended September 30, 2001 are not necessarily indicative of results expected for an entire year.

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

Polymer Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(U.S. Dollars)

	September 30,	March 31,
	2001	2001

	(Unaudited)
Assets

Current assets:

Cash	$32,469	$112,366

Accounts receivable, net	1,906,782	1,994,070

Inventories, net	1,712,875	1,649,295

Prepaid expenses and other assets	147,651	65,496

Deferred income taxes, net	1,120,308	1,257,855

	4,920,085	5,079,082

Fixed assets, net	594,277	695,752

Goodwill, net	1,115,635	1,158,407

	$6,629,997	$6,933,241

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$918,960	$1,078,549

Payroll related and commissions payable	294,203	325,390

Bank loan facilities	18,746	340,991

Current portion of capital lease obligations	190,328	185,589

	1,422,237	1,930,519

Long-term liabilities:

Capital lease obligations, net of current portion	154,753	226,765

Severance plan liability	315,466	331,996

	1,892,456	2,489,280

Minority interest	45,518	45,518

Shareholders’ equity:

Preferred stock, $0.001 par value; Authorized - 4,000,000 shares; issued and outstanding —nil Common stock, $0.001 par value; Authorized - 20,000,000 shares; Sept. 30, 2001: issued - 9,596,663, outstanding - 9,522,863 and	9,596	9,596

March 31, 2001: issued and outstanding - 9,596,663

Treasury stock, at cost; 73,800 shares	(24,387)	—

Additional paid-in capital	12,057,000	12,057,000

Accumulated deficit	(7,350,186)	(7,668,153)

	4,692,023	4,398,443

	$6,629,997	$6,933,241

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended September 30,		Six months ended September 30,

	2001	2000	2001	2000

Sales revenue	$3,853,965	$3,989,313	$7,539,204	$7,904,125

Cost of goods sold	2,748,225	2,792,626	5,284,477	5,459,559

	1,105,740	1,196,687	2,254,727	2,444,566

Corporate and administrative expenses:

Marketing and sales	278,140	309,243	550,312	648,992

General and administrative	452,841	436,713	849,806	845,615

Research and development	136,305	138,002	288,141	287,299

	867,286	883,958	1,688,259	1,781,906

Income from operations	238,454	312,729	566,468	662,660

Other income	1,860	5,361	1,221	9,102

Interest (expense)	(19,744)	(64,590)	(47,590)	(142,882)

Income before income tax expense	220,570	253,500	520,099	528,880

Income tax expense	92,979	118,802	202,133	236,802

Net income	$127,591	$134,698	$317,966	$292,078

Basic and diluted earnings per share	$.01	$.01	$.03	$.03

Weighted average basic and diluted number of shares outstanding	9,325,089	9,259,356	9,382,309	8,983,621

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Six months ended Sept. 30,

	2001	2000

Cash flows from operating activities:

Net income	$317,967	$292,078

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	175,464	168,131

Loss (gain) on disposals of fixed assets	806	(7,458)

Benefit from deferred income tax	137,547	228,802

Changes in operating assets and liabilities:

Accounts receivable	87,288	170,989

Inventories	(63,580)	(79,850)

Prepaid expenses and other assets	(82,155)	(39,896)

Accounts payable	(159,589)	(82,212)

Payroll related and commissions payable	(31,187)	(116,363)

Severance plan liability	(16,531)	(13,679)

Net cash provided by operating activities	366,030	520,542

Cash flows from investing activities:

Purchase of fixed assets	(10,982)	(47,028)

Proceeds from disposals of fixed assets	3,450	8,901

Net cash used in investing activities	(7,532)	(38,127)

Cash flows from financing activities:

Repurchase of stock	(24,387)	—

Proceeds from issuance of stock	—	411,423

(Payments) borrowings on operating line of credit, net	(322,245)	(794,603)

Payments of capital lease obligations	(91,763)	(84,153)

Net cash (used in) provided by financing activities	(438,395)	(467,333)

Increase in cash	(79,897)	15,082

Cash, beginning of year	112,366	65,097

Cash, end of period	$32,469	$80,179

Supplemental schedule of non-cash investing and financing activities:

Acquisition of equipment under capital leases	$24,490	$57,333

Minority interest shareholder exchange of shares	$—	$7,473

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

2.   Inventories

      Inventories consist of the following:

	September 30,	March 31,
	2001	2001

Raw materials and supplies	$1,128,066	$1,021,842

Finished goods	858,230	910,667

Less allowance for slow-moving inventory	(273,421)	(283,214)

	$1,712,875	$1,649,295

3.   Earnings Per Share (“EPS”)

      The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At September 30, 2001, all warrants and options are considered anti-dilutive. Also at September 30, 2001, there were warrants and options for 3,676,114 shares that could potentially dilute basic EPS in the future.

4.   Commitments and Contingencies

      The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position or results of operations.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.   Recent Accounting Pronouncements

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

      SFAS 141 and SFAS 142 are effective for all fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 141 and SFAS 142 on April 1, 2002, the first quarter of its fiscal year ending March 31, 2003. The Company expects the adoption of these statements will have a positive impact on income as a result of a decrease in amortization expense.

      In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 clarifies some issues related to SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company does not expect that adoption of this statement will have a significant impact on the financial statements.

Item 2   Management’s Discussion and Analysis of Financial Condition and
              Results of Operations for the Six Months Ended September 30, 2001

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

RESULTS OF OPERATIONS

      Sales revenues decreased 3% to $3,853,965 for the three months ended September 30, 2001, compared to the same prior year period, reflecting a slowdown in the economy. Similarly, sales revenues for the six months ended September 30, 2001 decreased 5% to $7,539,204 compared to the same prior year period.

      Gross profit for the second quarter decreased 8% to $1,105,740 from $1,196,687 for the comparable period last year. For the six months ended September 30, 2001 gross profit also decreased 8% to $2,254,727 from $2,444,566 in the same prior year period. The gross profit percentage stayed the same at 30% in each of the periods presented.

      Marketing and sales expense for the three months ended September 30, 2001 totaled $278,140, achieving a decrease of 10% from $309,243 in the comparable prior year period. For the six months ended September 30, 2001 marketing and sales expense totaled $550,312, a decrease of 15% from $648,992 in the comparable prior year period. These decreases are due to the Company’s efforts to restructure compensation and commission expenses.

      General and administrative expenses for the three months ended September 30, 2001 were $452,841 versus $436,713 for the same prior year period, an increase of 4%. This increase is primarily associated with printing costs of distributor product information. For the six months ended September 30, 2001 general and administrative expenses were $849,806, versus $845,615 for the same prior year period.

Item 2   Management’s Discussion and Analysis of Financial Condition and
              Results of Operations for the Six Months Ended September 30, 2001

      Research and development expenses were $136,305 for the three months ended September 30, 2001, versus $138,002 for the same prior year period, reflecting a 1% decrease. For the six months ended September 30, 2001 costs also remained relatively the same as the prior year period.

      Interest expense totaled $19,744 for the three months ended September 30, 2001 compared to $64,590 in the same prior year period reflecting a 69% decrease due to a pay down of the operating line of credit and lower interest rates. For the six months ended September 30, 2001 interest expense totaled $47,590 compared to $142,882 in the same prior year period reflecting a 67% decrease, also due to the pay down of the operating line of credit and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2001 the Company had $32,469 in cash compared to $112,366 at the end of fiscal 2001. Cash flow provided by operating activities totaled $366,030 for the first half of fiscal year 2002, versus cash provided by operations of $520,542 in the comparable prior year period. This is primarily due to a decrease in sales revenues, as well as the timing of payments to vendors. Capital additions were $10,982 in the six months ended September 30, 2001, compared to $47,028 for the same period a year ago. Cash payments for repurchase of stock were $24,387 during the six months ended September 30, 2001 versus proceeds of $411,423 from issuance of common stock in the comparable prior period.

      The Company has a positive working capital of $3,497,848 at September 30, 2001, versus $3,148,562 at March 31, 2001. During the second quarter, the bank loan facility became a short term liability. The current ratio at September 30, 2001 was 3.5:1 compared with 2.6:1 for the fiscal 2001 year end ratio.

      The operating line of credit at September 30, 2001 is $18,746 down from the fiscal year end balance of $340,991 on a credit limit of $3 million. At September 30, 2001 the Company was actively pursuing a new credit line. On October 30, 2001 the Company obtained a new credit line totaling $3 million with favorable terms and an annual renewal option.

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

NOTICE OF INTENTION TO MAKE A NORMAL COURSE ISSUER BID

      On April 23, 2001, the Company filed a Notice of Intention to Make a Normal Course Issuer Bid (“Notice”) to purchase up to 200,000 shares of the Company’s common stock through the facilities of the Canadian Venture Exchange through November 1, 2001. Pursuant to the Notice, the Company purchased 73,800 shares for a cash consideration of $24,387 during the month of June, 2001. A copy of the Notice will be provided upon written request to the Secretary of the Company.

PART II —OTHER INFORMATION

Item 1.   Legal Proceedings

      None

Item 2.   Changes in Securities and Use of Proceeds

      During June 2001, the Company repurchased 73,800 shares of the Company’s common stock for $24,387.

Item 3.   Defaults Upon Senior Securities

      None

Item 4.   Submission of Matters to a Vote of Securities Holders

      On June 11, 2001, the Board of Directors unanimously consented to amend Section 2.7 of the Company’s by-laws, whereby a majority of the outstanding shares of the Company entitled to vote, represented in person or by proxy constitute a quorum at a meeting of shareholders, be amended to not less than twenty percent (20%) of the shares entitled to vote, represented in person or by proxy, is a quorum at a shareholders’ meeting.

      The Annual Meeting of Stockholders was held on August 16, 2001 in Vancouver, British Columbia, Canada. At such meeting, 9,522,863 shares were entitled to vote of which 4,728,771 shares were voted or 49.66%. The table below discloses the vote with respect to each proposal:

1)	To ratify the selection of PricewaterhouseCoopers, LLP, Sacramento, California as the Company’s independent auditors for the fiscal year ending March 31, 2002.

For	4,720,160
Against	3,278
Abstain	5,333

2)	To elect the following Directors to serve for a term ending upon the 2002 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

Ellis, Gordon L. Habib, Gerald A. Jones, Darryl F. Maligie, William A.	Silbernagel, Stephen H. Sutherland, John J. Flanagan, E. Laughlin

As proposed by management in the proxy statement to the stockholders, each of the above nominees was re-elected to the Board of Directors in an affirmative vote.

For	3,890,191
Against	0
Abstain	0

3)	The Board of Directors proposed a resolution to increase the number of common authorized shares from 20 million to 100 million. In accordance with Nevada Law, it is required that the majority (over 50 percent) of the total number of shares currently issued and outstanding must be voted and vote in favor of a motion which results in a change to a Company’s Articles of Incorporation. Less than 50 percent of the total issued and outstanding shares of the Company were represented at the meeting resulting in it being impractical to present a motion requiring a 50 percent vote. The motion was therefore neither brought to a final vote nor passed.

4)	To transact such other business as may properly come before the Meeting or any adjournments thereof.

For	4,513,876
Against	123,893
Abstain	91,002

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

      No reports filed under Form 8-K during the period.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC. (Registrant)

Date: October 30, 2001	/s/ E. Laughlin Flanagan

President and CEO

Date: October 30, 2001	/s/ Charlene Bellante

Corporate Controller, Assistant Secretary/Treasurer