Form 10-Q
period 2001-12-31
POLYMER SOLUTIONS INC
filed 2002-02-01
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________ .

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

Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 23, 2002.

Title of Class	No. of Shares

Common Shares, par value $0.001	9,543,164

POLYMER SOLUTIONS, INC. and SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three Months and Nine Months Ended December 31, 2001

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended December 31, 2001 are not necessarily indicative of results expected for an entire year.

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

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. Dollars)

	December 31,	March 31,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash	$278,501	$112,366
Accounts receivable, net	1,739,559	1,994,070
Inventories, net	1,594,573	1,649,295
Prepaid expenses and other assets	105,132	65,496
Deferred income taxes, net	1,052,027	1,257,855

	4,769,792	5,079,082
Fixed assets, net	541,991	695,752
Goodwill, net	1,094,249	1,158,407

	$6,406,032	$6,933,241

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$692,191	$1,078,549
Payroll related and commissions payable	306,186	325,390
Bank loan facilities	—	340,991
Current portion of capital lease obligations	188,918	185,589

	1,187,295	1,930,519
Long-term liabilities:
Capital lease obligations, net of current portion	108,692	226,765
Severance plan liability	308,191	331,996

	1,604,178	2,489,280

Minority interest	17,863	45,518

Shareholders’ equity:
Preferred stock, $0.001 par value;
Authorized — 4,000,000 shares; issued and outstanding — nil	—	—
Common stock, $0.001 par value;
Authorized — 20,000,000 shares; December 31, 2001: issued — 9,608,997, outstanding — 9,535,197 and	9,609	9,596
March 31, 2001: issued and outstanding — 9,596,663 Treasury stock, at cost; 73,800 shares	(24,387)	—
Additional paid-in capital	12,084,643	12,057,000
Accumulated deficit	(7,285,874)	(7,668,153)

	4,783,991	4,398,443

	$6,406,032	$6,933,241

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended December 31,		Nine months ended December 31,

	2001	2000	2001	2000

Sales revenue	$3,490,215	$3,768,986	$11,029,419	$11,673,111
Cost of goods sold	2,538,055	2,635,634	7,822,532	8,095,192

	952,160	1,133,352	3,206,887	3,577,919

Corporate and administrative expenses:
Marketing and sales	273,363	261,390	823,676	910,382
General and administrative	423,370	449,780	1,273,176	1,295,394
Research and development	128,740	124,301	416,881	411,600

	825,473	835,471	2,513,733	2,617,376

Income from operations	126,687	297,881	693,154	960,543
Other income	49	879	1,270	9,981
Interest expense	(14,728)	(49,984)	(62,318)	(192,866)

Income before income tax expense	112,008	248,776	632,106	777,658
Income tax expense	47,695	102,776	249,827	339,578

Net income	$64,313	$146,000	$382,279	$438,080

Basic and diluted earnings per share	$.01	$.02	$.04	$.05

Weighted average basic number of shares outstanding	9,326,966	9,346,029	9,345,039	9,104,863

Weighted average diluted number of shares outstanding	9,326,966	9,440,477	9,345,039	9,251,051

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Nine months ended December 31,

	2001	2000

Cash flows from operating activities:
Net income	$382,279	$438,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,077	256,241
Loss (gain) on disposals of fixed assets	993	(7,458)
Benefit from deferred income tax	205,828	331,577
Changes in operating assets and liabilities:
Accounts receivable	254,511	487,856
Inventories	54,722	(130,929)
Prepaid expenses and other assets	(39,636)	12,645
Accounts payable	(386,358)	(249,584)
Payroll related and commissions payable	(19,204)	(117,913)
Severance plan liability	(23,805)	(20,520)

Net cash provided by operating activities	691,407	999,995

Cash flows from investing activities:
Purchase of fixed assets	(24,110)	(68,485)
Proceeds from disposals of fixed assets	3,450	8,901

Net cash used in investing activities	(20,660)	(59,584)

Cash flows from financing activities:
Repurchase of stock	(24,387)	—
Proceeds from issuance of stock	—	411,423
Payments on operating line of credit, net	(340,991)	(1,204,392)
Payments of capital lease obligations	(139,234)	(127,756)

Net cash used in financing activities	(504,612)	(920,725)

Increase in cash	166,135	19,686
Cash, beginning of year	112,366	65,097

Cash, end of period	$278,501	$84,783

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$24,490	$57,333

Minority interest redemption or exchange of shares	$27,655	$144,897

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

2. Inventories

Inventories consist of the following:

	December 31,	March 31,
	2001	2001

Raw materials and supplies	$1,029,550	$1,021,842
Finished goods	826,999	910,667
Less allowance for slow-moving inventory	(261,976)	(283,214)

	$1,594,573	$1,649,295

3. Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At December 31, 2001, all warrants and options were considered anti-dilutive; however, there were warrants and options for 2,641,019 shares that could potentially dilute basic EPS in the future.

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended December 31, 2001

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

RESULTS OF OPERATIONS

Sales revenues decreased 7% to $3,490,215 for the three months ended December 31, 2001, compared to the same prior year period, reflecting a slowdown in the economy. Similarly, sales revenues for the nine months ended December 31, 2001 decreased 6% to $11,029,419 compared to the same prior year period.

Gross profit for the third quarter decreased 16% to $952,160 from $1,133,352 for the comparable period last year. For the nine months ended December 31, 2001 gross profit decreased 10% to $3,206,887 from $3,577,919 in the same prior year period. The gross profit percentage dropped to 27% in the third quarter from 30% in the same prior year period. For the nine months ended December 31, 2001 the gross profit percentage dropped to 29% from 31% in the same prior year period. The change is primarily due to lower sales volume while fixed costs remain the same.

Marketing and sales expense for the three months ended December 31, 2001 totaled $273,363, an increase of 5% from $261,390 in the comparable prior year period, due primarily to an additional salesperson and the purchase of promotional items. For the nine months ended December 31, 2001 marketing and sales expense totaled $823,676, a decrease of 10% from $910,382 in the comparable prior year period. The decrease is due to the Company’s efforts to restructure commission expenses.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended December 31, 2001

General and administrative expenses for the three months ended December 31, 2001 were $423,370 versus $449,780 for the same prior year period, a decrease of 6%. This decrease is primarily associated with a reduction of loan fees and investor relation fees. For the nine months ended December 31, 2001 general and administrative expenses were $1,273,176 versus $1,295,394 for the same prior year period.

Research and development expenses were $128,740 for the three months ended December 31, 2001, versus $124,301 for the same prior year period, reflecting a 4% increase. For the nine months ended December 31, 2001 research and development expenses were $416,881 compared to the prior year period of $411,600.

Interest expense totaled $14,728 for the three months ended December 31, 2001 compared to $49,984 in the same prior year period reflecting a 70% decrease due to a pay down of the operating line of credit and lower interest rates. For the nine months ended December 31, 2001 interest expense totaled $62,318 compared to $192,866 in the same prior year period reflecting a 68% decrease, also due to the pay down of the operating line of credit and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 the Company had $278,501 in cash compared to $112,366 at the end of fiscal 2001. Cash flow provided by operating activities totaled $691,407 for the nine months ended December 31, 2001, versus cash provided by operations of $999,995 in the comparable prior year period. This is primarily due to a decrease in sales revenues, as well as the paydown of accounts payables. Capital additions were $24,110 in the nine months ended December 31, 2001, compared to $68,485 for the same period a year ago. Cash payments for repurchase of stock were $24,387 during the nine months ended December 31, 2001 versus proceeds of $411,423 from issuance of common stock in the comparable prior period.

The Company has a positive working capital of $3,582,497 at December 31, 2001, versus $3,148,563 at March 31, 2001. During the third quarter, the bank loan facility was paid in full. The current ratio at December 31, 2001 was 4.0:1 compared with 2.6:1 at March 31, 2001.

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended December 31, 2001

NOTICE OF INTENTION TO MAKE A NORMAL COURSE ISSUER BID

On April 23, 2001, the Company filed a Notice of Intention to Make a Normal Course Issuer Bid (“Notice”) to purchase up to 200,000 shares of the Company’s common stock. During the period May 2, 2001 through June 12, 2001, the Company purchased 73,800 shares for a cash consideration of $24,387 and subsequently returned the stock to Treasury on June 12, 2001.

On December 10, 2001, the Company filed an additional Notice to again purchase up to 200,000 shares of the Company’s common stock through the facilities of the Canadian Venture Exchange during the period December 17, 2001 to December 17, 2002. Pursuant to the Notice, the Company purchased 9,500 shares of common stock in January 2002 for a cash consideration of $2,470.

A copy of the Notices will be provided upon written request to the Secretary of the Company.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities and Use of Proceeds
During June 2001, the Company repurchased 73,800 shares of the Company’s common stock for $24,387. During January 2002, the Company purchased 9,500 shares for a cash consideration of $2,470.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Securities Holders
None
Item 5.	Other Information
In accordance with the Plan of Arrangement (the “Arrangement”) completed in February 1997, between the Company and it’s subsidiaries, the Company is permitted at any time on or after September 1, 2001 to request the minority interest shareholders to redeem their outstanding Class A Preference Shares (“Preferred Shares”) of PSI Acquisition Corp. As of November 29, 2001, the Directors of the Company elected to request the minority interest shareholders to convert their Preferred Shares by January 31, 2002. As consideration for the redemption of each Preferred Share, the shareholders receive one common share of the Company on a one for one basis.
Item 6.	Exhibits and Reports on Form 8-K
No reports filed under Form 8-K during the period.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC. (Registrant)

Date: January 28, 2002	/s/ E. Laughlin Flanagan E. Laughlin Flanagan President and CEO

Date: January 28, 2002	/s/ Charlene Bellante Charlene Bellante Corporate Controller, Assistant Secretary/Treasurer