Form 10-K
period 2002-03-31
POLYMER SOLUTIONS INC
filed 2002-06-24
CIK 863441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended March 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 0-18583

POLYMER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada, U.S.A.	88-0360526
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

312 Otterson Dr. Suite H
Chico, California 95928
(Address of principal executive offices)

Registrant’s telephone number including area code: Telephone: (530) 894-3585

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Shares, par value $0.001
(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

The aggregate market value of the voting stock Common Shares held by non-affiliates of the registrant on May 18, 2002 was Cdn$2,944,373 and US$2,228,174, computed by reference to the closing sale price of the Common Shares on the Canadian Venture Exchange and Over the Counter Bulletin Board, respectively on such date. The aggregate number of Common Shares outstanding on May 28, 2002 was 9,343,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for our Annual Meeting of Shareholders to be held on August 15, 2002 are incorporated by reference in Part III of this Form 10-K.

POLYMER SOLUTIONS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2002

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

Polymer Solutions, Inc. (or “PSI”) develops, manufactures and distributes paints, coatings and adhesives to various industries on a national basis. We lease a state-of-the-art, highly automated production facility in Chico, California. This facility and related processing equipment helps provide us with the unique ability to make any type of water or solvent-based coating the market currently demands and, we believe, will likely demand in the foreseeable future. The facility has excess production capacity and, with the addition of a minor amount of capital equipment and some additional labor, we believe that our capacity can be increased to help allow us significant growth opportunities in the future.

We conduct all of our product development, manufacturing and marketing/sales at the corporate and manufacturing facility based in Chico, California. Public-company management and regulatory reporting is the responsibility of the corporate headquarters located at 312 Otterson Drive, Suite H, Chico, California, 95928. The telephone number is (530) 894-3585. We also have two laboratory and distribution facilities located in the major customer base areas of Los Angeles and San Jose, California, and these satellite facilities are staffed with sales engineers and technical service personnel.

We were incorporated in the State of Nevada in July 1996 and conducted a reorganization in February 1997, which (a) resulted in AMT Environmental Products Inc. (“AMT”) becoming a wholly-owned subsidiary of ours and (b) another wholly-owned subsidiary of ours, PSI Acquisitions Corp. (“PAC”), which in turn owns its wholly-owned operating subsidiary, Alternative Materials Technology, Inc. (“AMT USA”), through which we conduct all of our operations. The reorganization resulted in our company acquisition of all 11,752,907 issued shares of the common stock of AMT in exchange for the issuance of 3,762,505 common shares of PSI and 155,130 preferred shares of PSI’s 99.9% owned subsidiary, PSI Acquisitions Corp., a British Columbia corporation.

The purpose of the reorganization was to consolidate the issued share capital on a 1:3 basis and to redomicile the publicly listed parent company from British Columbia, Canada to Nevada, United States. PSI and PAC were organized by AMT for purposes of the reorganization and had no businesses or operations of their own prior thereto. Shareholders approved the reorganization at a Special Meeting held on November 12, 1996.

On October 18, 1999, AMT USA purchased all the stock of U.S. Cellulose Co., (“USC”), a California corporation. USC was engaged in the business of development, production and sale of paints and coatings in markets parallel to us. Effective November 24, 1999 USC merged into AMT USA.

The market for paints and coatings in the United States has been estimated in excess of $17 billion, and it is anticipated that the market will generally grow at the same rate as the US GDP. Our primary target market is the western half of the United States.

We have developed and produced a unique suite of high-performance, low volatile organic compound (VOC), and environmentally sound products that have performance characteristics that meet or exceed the traditional products used in the coatings industry. Management’s assessment of the environmental arena is that the trend towards reduction or elimination of VOCs and certain hazardous solvents will possibly accelerate in the next few years due to government regulation and market demand. We believe we are in a position to benefit from these trends because of the technological lead and reputation we have established in this market place. Our products supplied to this customer base are low-VOC product formulations based on proprietary polymer chemistry. We anticipate that the growth rate of this market segment will be higher than the growth rate of traditional coating products because of increasing environmental concerns regarding the polluting effects of highly volatile organic compounds.

The Company

We develop and manufacture proprietary coatings and adhesives and market them to a wide range of users. We utilize polymer chemistry and in-house developed techniques to provide competitively priced products that meet or exceed currently existing and proposed governmental clean-air regulations, while delivering performance and handling characteristics that we believe are superior to existing products.

Our focus is the continued product development, refinement and marketing of low-VOC coatings in the western half of the United States. Our product group consists of over 100 specialized coatings systems designed to uniquely meet the design requirements of industrial and retail customers. Wood coatings comprise approximately 94% of total our sales. We also produce a water-based adhesive, which is sold to the aerospace and general industrial-manufacturing firms.

The Industry and The Market

Worldwide paint and coatings shipments are valued at approximately $50 billion, with sales in the United States in excess of $17 billion. The worldwide adhesive and sealant markets are valued at approximately $18 billion, with the United States generating a third of all sales, or about $6 billion.

The original equipment-manufacturing (OEM) segment of the industry, which involves the incorporation of coating products into a manufacturer’s end products, typically involves high performance, value-added products. Products that are successful in these markets must possess a particular combination of properties at an acceptable cost to the end user and be easily applied by the end user.

Our depth of knowledge in polymer chemistry has enabled us to develop products suitable for a wide variety of OEM firms in several industrial segments. These segments include firms whose processes demand the application of coatings to several substrate types including wood, metal, glass and aggregate. The uniqueness of our products in this market place is related to our ability to produce these high performance coatings with greatly reduced VOC content. AMT USA has succeeded in developing these leading edge coatings and adhesives ahead of the industry’s largest, most-established firms.

We believe that there has been resistance to change among long-time users of high-VOC coatings, who seem generally reluctant to try new products when their current products produce a satisfactory result. This holds true even though current use may provoke environmental, health or safety concerns. We believe that the negative environmental and health aspects of traditional solvent-based products have not been sufficient incentive to encourage manufacturers and users to change technologies. Moreover, some manufacturers have introduced sub-standard and relatively poor performing low-VOC products to the market during the past decade, which may have helped prevent adoption of low-VOC products generally.

The wood coatings market is just one segment of the multi-billion dollar paint and coatings industry. This industry can be characterized as changing rather than growing. Government and environmental regulations are driving research and development efforts toward coating systems that allow manufacturers to reduce the amount of pollution generated during their manufacturing process. Most of this research and development is directed toward environmentally safe products that will meet the needs of manufacturers requiring coating for wood, metal, plastic and glass for protection or cosmetic value. We believe our coatings fill the needs of these manufacturers.

The Products

In the past, high-VOC solvent-based coatings have been the accepted standard by which manufacturers have been applying coatings or surface protection to their products for decades. However, our water-based and low-VOC solvent-based coatings provide these manufacturers with environmentally sound alternatives to the regulated high-VOC content coatings. We believe that manufacturers who use our products produce a superior end product while drastically reducing the amount of VOCs that are generated during their manufacturing process.

Our research chemists have developed products that satisfy government-mandated environmental guidelines while maintaining important quality standards. Our low VOC products offer several additional advantages such as increased yield per gallon, more durability with better clarity and decreased health risks to employees.

Raw Materials

Most of our Raw materials are commodity products and supplies are available from numerous sources in sufficient quantities; thus, we anticipate no significant sourcing problems during the next year.

Seasonality

There is no significant seasonality in sales for our products.

Backlog and Productive Capacity

Backlog orders are not significant in our business since there is normally a short period of time between the placing of an order and shipment. Sufficient production capacity currently exists to fulfill the needs for coatings products for the foreseeable future.

Competition

We experience competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of our coatings products. The competitive nature of the paint industry results in continual acquisitions and consolidations. The total number of US companies within the industry has decreased steadily to an estimated number of less than 1,400 companies today. The ten largest producers have over 50% of the U.S. market for coatings. There are several companies such as PPG Industries, Sherwin Williams, Valspar, and Akzo Nobel, with national distribution, but generally, the paint and coatings industry remains a highly regional business. Our major domestic competitors include Akzo Nobel, The Sherwin-Williams Company, Valspar/Lilly Industries, MacLac, Cardinal Paints, Rudd Coatings, Performance Coatings, and Triangle Paints.

We believe competitive forces and environmentally driven changes will decrease the number of competitors in the coatings industry (particularly the mid-size companies). The successors will be companies that can operate globally and focus their efforts directly on regional markets.

We understand that almost two-thirds of the estimated 1,400 paint and coatings plants are located east of the Mississippi River. Manufacturers are typically close to population centers due to logistics. The top 15 companies account for more than 60% of the US domestic coatings market by volume.

There are many companies with revenues of less than $15 million operating in the marketplace. The paint business traditionally has had very few barriers to entry and it was relatively easy to start a regional, fully integrated paint company. However, current environmental legislation has made the entry into the coatings business a more strenuous and expensive proposition due to the extensive capital investment needed in research and development and modern plant equipment capable of allowing a company to meet the environmental and market requirements. These regulations are being applied to existing small manufacturers who face the expense of upgrading their operations. In many cases, the businesses are too small or have limited growth opportunities to offset the cost of upgrading the manufacturing facility to achieve regulatory compliance. Even though we are still considered a small manufacturer, we have addressed these obstacles through the development and refinement of environmentally compliant products and a state-of-the-art manufacturing facility. In addition, this strategic advantage provides us with an opportunity to purchase existing businesses whose owners have limited exit strategies.

Growth Strategy

We have historically limited our marketing and sales activities primarily to the California area, but we are now poised to implement a more aggressive growth strategy. We are continuing the expansion of our marketing and sales efforts to extend the market focus of our state-of-the-art coatings products into new markets. Our wood coating markets include manufacturers of solid and laminate wood furniture, rattan, cabinets, doors, windows, moldings, signs, sporting goods and sundry smaller articles such as picture frames. This market can be serviced by our Chico, San Jose and Los Angeles locations.

The acquisition of USC was designed to provide us with a vehicle to introduce our advanced OEM coating formulations to the consumer. The USC business was comprised of approximately 50% OEM and 50% consumer. We are using the established consumer brand name of “U.S. Cellulose” to expand the sales of our products to this market place. In particular, our wood-coating products are extremely well suited for these distribution channels. They have wide market appeal because of their superior performance and reduced-VOC content. We believe this makes them much more suitable for the consumer market than the toxic products presently being sold into this market place. We have had great success with large industrial OEM producers of redwood and cedar wood products. The product that we are selling to these customers has been tested against the commercially available retail products and we believe has proven to out-perform those products in long-term weatherabilty testing. We hope to increase our overall revenue by building upon these factors and delivering these products to the consumer market through our distribution channels.

Government Regulations

The Environmental Protection Agency (“EPA”) administers fourteen different statutes, each of which mandates some form of pollution control and abatement. Two of the key statutes that affect the coatings and adhesive industries are the 1990 Clean Air Act and the Toxic Substance Control Act.

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

There are 51 regions in the United States that have been classified as Non-Attainment Areas, the most significant of which is the Los Angeles Basin in California. The Los Angeles Basin is a major manufacturing, industrial and population center which, in combination with its topographic and atmospheric characteristics, produces an inversion layer conducive to retaining pollutants (i.e. “smog”). The South Coast Air Quality Management District (“SCAQMD”) was created by the California State Legislature in 1977 with a mandate to restrict the emissions of photo chemically reactive, smog-producing chemicals and solvents. These chemicals and solvents contain VOCs.

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

Research and Development

Our current research and development activities include new product development and refinement, analyzing and testing of new and competitive products, and identification of new applications. On average, over the past three years we have spent approximately 17% of corporate and administrative expenses on Research and Development. Research and development expenses were $540,932 for fiscal year ended March 31, 2002 versus $550,943 for fiscal 2001 and $575,491 in fiscal 2000.

Intellectual Property

We develop and manufacture products of a proprietary nature, and believe that our formulated coating and adhesive products represent significant intellectual property assets. We further believe that our future growth and profitability will be closely linked to our research and development capabilities. Therefore we strictly maintain policies and procedures including, but not limited to strict internal confidentiality, license and patent protection (where appropriate) and binding non-disclosure agreements. During the course of customer testing and where total non-disclosure is not practicable, secrecy agreements are used for further protection. We have one registered trademark, WaterMasterTM, related to our water-based wood coating products.

Management

The Board of Directors has implemented an organization to provide an infrastructure of experienced management professionals dedicated to maximizing shareholder value. Their objectives include strengthening controls and increasing profitability with the present customer base, along with growing externally through joint ventures, acquisitions, product licenses, new product development, synergistic strategic alliances and other opportunities that could result in a meaningful increase in shareholder value.

     CEO and President — E. Laughlin Flanagan

Mr. Flanagan has been CEO and President since February 1998. Mr. Flanagan is a senior management executive with over 21 years of broad technology company experience, from start-up to a Fortune 500 subsidiary to a $250 million publicly traded company. His background includes CFO, COO and CEO positions at several leading-edge firms including National Micronetics, Inc. and ITT Corporation. His experience encompasses the acquisition of capital and financing, the expansion of firms through internal growth, strategic alliances and acquisitions.

          CEO & President, AMT USA — William A. Maligie

Mr. Maligie has a Bachelor of Science, Polymer Technology from California State University, Chico, California and a Masters in Business Administration from the University of Dallas located in Irvine, Texas. Prior to joining us in 1989, he managed product development for Texas Instruments and marketing and sales for the Dynachem Division of Morton Thiokol.

          Corporate Controller – Charlene Bellante

Ms. Bellante is a Certified Public Accountant with 19 years of financial reporting experience and eight years of experience as controller of a multi-million dollar international manufacturing company.

          General Manager — Ryan Oates

Mr. Oates is one of our original employees and has worked in the research and development, manufacturing, information systems and marketing and sales departments within Alternative Materials during a 10-year tenure. His knowledge and ability in the development and adaptation of wood coatings to specific situations is excellent and he has greatly contributed to our growth and ongoing success.

          Vice President Marketing & Sales — Craig Pollock

Mr. Pollock has over 15 years of sales management experience including tenures at Duckback Products, Inc., Olympic Stain and PPG Industries. He was responsible for the establishment of national distributor programs, national account programs and independent dealer programs for these national manufacturers. His understanding of the coating industry and track record for significant growth while with his past employers has been an integral part of keeping us on our steep growth curve.

          Director of Research & Development — Wade Potter

Mr. Potter has both a Bachelors and a Masters degree in Chemistry and Polymer Chemistry respectively, from the State University of New York in Syracuse, New York. In addition, he has 20 years experience in development and market application chemistry, including extended periods in the well-established laboratories of Morton Thiokol Inc. and Ablestik Laboratories. Mr. Potter is responsible for directing our research and development efforts.

We also have additional technical sales support, manufacturing, research and development and logistical support staff in the offices in Chico.

Personnel

As of May 18, 2002, we had sixty-five full-time employees and we also contract a small number of temporary employees and contractors. Forty-two employees operate out of the fully integrated and automated manufacturing plant located in Chico, California. Our remaining twenty-three employees are located in San Jose and Los Angeles distribution and technical service centers.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are dependent solely on the operations of our wholly owned subsidiary, AMT USA, and its success in a highly competitive business, which has a number of inherent risks. These may be summarized as follows:

•	Our success is largely predicated upon our ability to produce superior products to meet the needs of manufacturers, satisfy government environmental guidelines, maintain quality standards and sell our products at competitive prices. Our markets are subject to intense competition from both private and public businesses, many of who have greater financial resources and considerably larger operations than us and may benefit from greater name recognition than us. Such competition as well as any future competition may adversely affect our success in the market place. There can be no assurance that we will continue to be able to successfully compete against our competitors or that the competitive pressures faced by us will not affect our financial performance.

•	Our business places heavy reliance on the research and development of our formulated coating and adhesive products. Our products represent significant intellectual property assets. This proprietary position reflects a technology and expertise that enables us to provide products that meet customer and regulatory expectations and therefore we continually offer our customers several additional advantages over our competitors to attain their confidences and sustain our sales. Even though we strictly maintain policies and procedures for strict internal confidentiality, patent protection and binding non-disclosure agreements it is not certain that our intellectual assets will be protected and not made available to our competitors.

•	We are required to comply with the Federal Environmental Protection Agency (“EPA”) and, in particular, the 1990 Clean Air Act and the Toxic Substance Control Act and the State of California’s South Coast Air Quality Management District (“SCAQMD”). Government and environmental regulations are driving research and development efforts towards reducing the amount of pollution generated during their manufacturing process. There can be no assurance that existing regulations and licensing will not be amended in a way that negatively impacts our business. There can be no assurance that we will be able to comply with all regulations, which may be in force from time to time and expenditures for necessary corrective actions would be economical. In either event, a material adverse effect on the results of our operations could be expected.

•	Our market is based upon a large number of small manufacturers in the California area. Poor market conditions and inflation or other unanticipated events may result in lower revenues than anticipated, making certain planned expenditures on advertising, promotion and research and development projects unachievable.

•	We intend to commence an aggressive sales growth strategy to markets in other states, which may not prove profitable due to acceptance of our products or increased costs in providing our products due to raw materials or delivery costs, which in turn could result in decreased margins.

•	Should we undertake strategic acquisitions requiring funds in excess of our internally generated cash flow, we might be required to incur additional debt or seek additional financing through private placements. In either case, we may not be able to obtain such funds in sufficient quantities on terms we consider acceptable and there is no assurance that we will operate profitably in the future.

•	We are dependent on a relatively small number of key employees, the loss of any of whom would have a significant adverse effect on the Company. We do not carry key-man insurance on any of our employees.

FORWARD-LOOKING STATEMENTS

Some statements and information contained in this Annual Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.”

ITEM 2.   PROPERTIES

Chico, CA — Manufacturing and Administration Facility

AMT USA leases a state-of-the-art manufacturing and administrative facility in Chico, California. The facility as presently configured approximates 50,000 square feet. We believe that this facility is capable of producing and shipping approximately five million gallons of coatings per year; if fully operational, we believe this could result in potential revenue of approximately $50 million of revenue per year, with adequate room to expand at this location. This facility houses operations, materials management, research, finance and administrative functions. The lease expires on December 31, 2007, and requires monthly payments of $17,145 to $20,307 during the ten-year term.

Los Angeles, CA — Sales and Technical Service Facility

AMT USA leases an office and warehouse unit of approximately 5,300 square feet in Los Angeles County.

This facility serves as a warehouse, regional sales office and laboratory and has greatly improved the ability to service Southern California customers. The lease expired August 31, 2001, and is now on a short-term lease, which expires December 31, 2002. AMT USA intends to not renew the lease and will instead relocate to Ontario, California.

Ontario, CA – Sales and Technical Service Facility

AMT USA has signed a lease for a new 23,000 square foot state-of-the-art facility in Ontario, California. This facility will enable us to be even closer to important customers and will reduce transportation and handling costs. This facility will also provide enough space for our continued growth in this important market. The lease expires in September 30, 2012 and requires monthly payments of $10,080 to $12,936 during the ten-year term.

San Jose, CA – Sales, Warehouse and Manufacturing Facility

AMT USA leases an office and warehouse unit of approximately 10,000 square feet in San Jose, California. USC previously operated the facility. This facility serves as a warehouse, regional sales office, manufacturing, and a small laboratory. The lease has a term that expires September 30, 2002, with no option to renew. The lease requires monthly payments of approximately $6,000.

Chico, CA — Principal Executive Office

We have our principal executive offices and corporate headquarters in Chico, California. The terms of the rental agreement call for total monthly payments of $925 and the lease is currently month-to-month.

Vancouver, BC

We also share 1,640 square feet of office space with related companies in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of $1,000 towards the office space and include the use of office furniture and equipment.

ITEM 3.   LEGAL PROCEEDINGS

At the present time there are no material pending legal proceedings to which we or any of our subsidiaries is a party, or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2002, no matters were submitted to a vote of security holders.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our common stock is listed on the TSX Venture Exchange (“TSX Venture”), formerly the Canadian Venture Exchange (“CDNX”), under the symbol “PYM” and the OTC Bulletin Board under the symbol “PYSU.”

The Toronto Stock Exchange acquired CDNX, and through an internal reorganization was renamed the TSX group of companies, which collectively manages all aspects of Canada’s senior and junior capital markets. TSX are the initials attached to the core business of the TSX group of companies: Toronto Stock Exchange, TSX Venture Exchange and TSX Markets.

TSX Venture is the Company’s principal trading market, where it is classified as a Tier 1 Issuer. Tier 1 is considered a more advanced tier, where higher financial requirements must be maintained.

Shown below are the high and low sale prices for our Common Stock for each of the fiscal years ended March 31, 2002, 2001 and 2000.

Canadian Dollars:

	FISCAL 2002		FISCAL 2001		FISCAL 2000

	HIGH	LOW	HIGH	LOW	HIGH	LOW

First quarter	$0.88	$0.46	$1.20	$0.75	$0.85	$0.65
Second quarter	$0.78	$0.35	$1.18	$0.80	$0.95	$0.73
Third quarter	$0.58	$0.35	$1.25	$0.95	$1.15	$0.95
Fourth quarter	$0.58	$0.40	$1.19	$0.66	$1.35	$1.05

Shareholders

We had 470 registered shareholders as at May 28, 2002.

Dividends

We have not paid any dividends to the holders of our common stock. The decision to pay dividends and the amount thereof is at the discretion of our Board of Directors and will be governed by such factors as earnings, capital requirements and our operating and financial condition. We intend to retain any earnings to finance growth of our business and, thus, we do not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a description of all securities that we sold within the past three years without registering the securities under the Securities Act:

Minority Interest

Through a completed reorganization in February 1997, we redomiciled to Nevada, United States from British Columbia, Canada. Those Canadian shareholders who elected to retain shares in a Canadian company had the opportunity, up to September 1, 2001, to convert their non-transferable, non-voting PSI Acquisitions Corp. (PAC) preferred shares on a one for one (1:1) basis into Polymer Solutions common stock. This transaction was exempt from registration pursuant to section 3(a)(9) of the Securities Act.

Our Board of Directors resolved on November 29, 2001 to request all remaining Canadian shareholders to redeem their preferred shares prior to January 31, 2002. As of March 31, 2002, all non-voting PAC preferred shares had been redeemed.

Normal Course Issuer Bid

On December 17, 2001, we received confirmation from TSX Venture of our ability to repurchase and cancel up to 200,000 shares of our common stock through the facilities of the TSX Venture Exchange. The Company repurchased and cancelled 199,500 common shares at an average price of $0.42 between January 8 and April 25, 2002. Polymer requested an amendment to the Normal Course Issuer Bid on May 17, 2002, to repurchase a further 276,143 shares, being a total of 5% of the outstanding common shares at December 17, 2001.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our consolidated operating results and financial position. This data has been derived from the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto (Part II, Item 8 Financial Statements), and the Management’s Discussion and Analysis (Part II, Item 7) included elsewhere in this Annual Report on Form 10-K.

	Year ended March 31,

	2002	2001	2000(1)	1999	1998

Sales revenue	$14,604,141	$15,389,181	$13,121,376	$7,807,291	$7,328,947
Cost of goods sold	(10,505,821)	(10,653,988)	(9,028,728)	(5,750,127)	(5,904,797)

Gross Profit	4,098,320	4,735,193	4,092,648	2,057,164	1,424,150
Corp./Admin. Expenses	(3,251,855)	(3,489,479)	(3,204,516)	(2,377,592)	(2,102,042)
Income (loss) from operations	846,465	1,245,714	888,132	(320,428)	(677,892)
Income (loss) per share from operations	.09	.14	.11	(.06)	(0.16)
Interest expense (net)	(72,063)	(232,970)	(287,695)	(280,456)	(189,382)
Income tax benefit (expense)	201,532	720,000	470,000	—	—
Net income (loss) for the year	574,159	1,740,155	1,105,337	(526,290)	(870,090)
Net income (loss) per share	.06	.19	.14	(.09)	(0.21)
Dividends per share	—	—	—	—	—
Working capital	3,035,131	2,479,899	2,711,092	888,821	501,292
Total assets	6,841,334	6,933,241	6,649,093	3,206,480	3,271,130
Long term obligations	256,710	899,752	2,484,334	1,769,192	1,474,506
Shareholders’ equity (deficit)	4,982,967	4,398,443	2,101,967	(197,874)	(206,837)

(1)	The Company finalized the acquisition of USC on October 18, 1999 and as a result of the merger, USC was fully integrated during the last half of fiscal 2000. The results for the fiscal year end 2000 reflect the amalgamation. See Item 8 — Note 6 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report, see “Risk Factors” and “Forward-Looking Statements.”

Please read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Annual Report.

Overview

We develop, manufacture and distribute paints, coatings and adhesives to various industries in the western half of the United States. We lease a production facility in Chico, California that, we believe, allows us significant growth opportunities both internally and by way of acquisition. Presently, the facility has excess production capacity and, with the addition of a minor amount of capital equipment and some additional labor, it is anticipated that capacity can be increased significantly.

On October 18, 1999, our wholly owned subsidiary, AMT USA, acquired USC for $1,000,000 in cash and the assumption of certain liabilities. To finance the cash portion of the transaction, certain warrants were repriced to encourage exercise and two private placements were conducted. We also assumed responsibility for an Employee Severance Plan, which obligates us to pay up to $384,400 in severance pay to former USC employees through the year 2004. USC had annual revenues of approximately $3.3 million.

Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with our growth objectives.

Environmental Matters

We are committed to being an environmentally friendly company and to producing products that benefit the quality of the environment. State, federal, and local laws all have jurisdiction over production activities. We believe that we are currently in full compliance with these laws and expect to remain so in the future.

Results from Operations

Sales revenues for the fiscal year ended March 31, 2002 were $14,604,141, a decrease of 5% from the fiscal 2001 total of $15,389,181, which was an increase of 17% over the fiscal 2000 total of $13,121,376. The decrease in fiscal 2002 was primarily due to the slowdown in the economy, resulting in a decrease in sales of water-based coatings. The increase in fiscal 2001 was due to the addition of new customers and a full year of sales to USC customers.

Gross profit for the fiscal year ended March 31, 2002 decreased 13% to $4,098,320 from $4,735,193 for fiscal 2001. This decrease results from certain fixed costs remaining constant when revenues decrease slightly. The increase in gross profit for the fiscal year ended March 31, 2001 over $4,092,648 for fiscal 2000 was attributable to the aforementioned addition of new customers and the result of greater efficiencies and economies of scale from growing sales volumes.

Marketing and sales expenses in fiscal 2002 represent a 9% decrease to $1,069,636 from the fiscal 2001 total of $1,174,365 due to a full year of a lower commission structure. Marketing and sales expenses in fiscal 2001 represent a 2% decrease from the fiscal 2000 total of $1,200,576 due to the initial restructure of our commission plan.

General and administrative expenses were $1,641,287 for the year ended March 31, 2002 versus $1,764,171 in fiscal 2001 and $1,428,449 in fiscal 2000. The 7% decrease in fiscal 2002 was due primarily to a decrease in wages and investor relation fees. The 23% increase in fiscal 2001 was associated mainly with an increase in bad debt expense, investor relation fees, goodwill amortization expense, and the write off of rent deposits.

Research and development expenses were $540,932 for fiscal year ended March 31, 2002 versus $550,943 for fiscal 2001 and $575,491 in fiscal 2000. The 2% decrease in fiscal 2002 was due to a decrease in wages. The $24,548 decrease in fiscal 2001 was also due to decreased wages.

Interest expense totaled $72,063 for the fiscal year ended March 31, 2002 compared to $232,970 in fiscal 2001 and $287,695 in fiscal 2000. The 69% decrease in fiscal 2002 was due to the payoff of the operating line of credit. The 19% decrease in fiscal 2001 was due to lower borrowing and a lower interest rate on the operating line of credit.

Income Taxes

For several years prior to fiscal 2000, we incurred losses. Accordingly, prior to fiscal 2000, we provided a 100% valuation allowance against all deferred tax assets, primarily comprised of net operating loss (NOL) carry-forwards and research and development credits. However, in fiscal 2000, we generated a pre-tax income of approximately $635,000 and based on an analysis of the various factors that contributed to the fiscal 2000 profitability, management reduced its valuation allowance by $500,000 during the fourth quarter of fiscal 2000. Such assessment was based on various factors including pre-tax income; increased sales driven by more intensive marketing; improved gross margins generated from the efficiencies of operating in a larger capacity; state of the art plant in operation for a full year; acquisition of a profitable company; and an augmented management team.

During fiscal 2001, we continued to be profitable and generated a pre-tax income of approximately $1 million. Based on the continued profitability and projected results of future operations, we further reduced our valuation allowance during the fourth quarter of fiscal 2001 by approximately $1.5 million. During fiscal 2002, we utilized approximately $112,000 in net NOL’s and tax credits, resulting in a net deferred tax asset of approximately $1.1 million at March 31, 2002. In management’s opinion, it is more likely than not that the deferred tax assets will be utilized. The total amount of future taxable income necessary to utilize the deferred tax assets is approximately $2.7 million.

Liquidity and Capital Resources

At March 31, 2002, we had $1,036,709 in cash compared to $112,366 at the end of fiscal 2001. Cash flow provided by operating activities totaled $1,530,622 in fiscal 2002 versus $1,302,630 in fiscal 2001 and cash used in operations of $104,351 in fiscal 2000. The lower requirements in fiscal 2002 and 2001 were due to our continued profitability and were used in part to pay off the operating line of credit, as was the $411,423 proceeds from exercise of warrants and options in fiscal 2001. The $1,159,883 in proceeds from private placements in 2000 was offset by the acquisition of USC, while we increased borrowing from the line of credit by $466,194.

We have a positive working capital of $3,035,131 at March 31, 2002, versus $2,479,899 at the end of fiscal 2001. The current ratio at March 31, 2002 was 2.9:1 and 2.6:1 at March 31, 2001. The primary reason for the increase in working capital was the increase of cash due to the pay off of the operating line of credit.

Capital additions during the year ended March 31, 2002 were $72,379, consisting primarily of production and office equipment, including $24,490 acquired under capital leases offset by proceeds from disposal of equipment of $5,842. Capital additions during the year ended March 31, 2001 consisted of $144,932, consisting primarily of production and office equipment, including $57,333 acquired under capital leases, offset by proceeds from disposal of equipment of $8,901.

We anticipate that cash on hand, cash flow from operations and borrowing capability under our committed credit facility are adequate to fund our cash requirements for fiscal 2003. Should we undertake strategic acquisitions requiring funds in excess of our internally generated cash flow, we might be required to incur additional debt or seek additional financing through private placements.

Acquisition of USC and Related Financing

In October 1999 AMT USA acquired all the issued and outstanding shares of USC, a California-based paint coatings company, for a total purchase price of $1,000,000 in cash. This purchase price has been allocated to assets and liabilities based on their estimated fair market values.

To finance the transaction, we sold common shares as detailed on Form 8-K/A dated October 18, 1999, page F-9 and in “Item 5 — Recent Sales of Unregistered Securities”.

In connection with the purchase, AMT USA adopted a USC Employee Severance Plan that entitles former USC employees to receive up to $384,400 in benefits, paid from 1999 to 2004. The acquisition was accounted for using the purchase method of accounting. The excess of acquisition cost over the fair value of net assets acquired (“goodwill”) was amortized on a straight-line basis over fifteen years, until March 31, 2002.

Inflation

In the past we have been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on our wages, materials and other expenses, and we anticipate that we will be able to do so in the future.

Related Party Transactions

General and administrative expenses for fiscal year 2002 included $71,703 for office rent and related services (2001 — $64,735), which were incurred on a cost reimbursement basis from a corporation owned and controlled by one of our officers and directors. At March 31, 2002 and 2001 no amounts were due to this related party.

We pay for management services to Gordann Consultants for the services of Gordon L. Ellis, Chairman of the Board of Directors and for employment contracts with William A. Maligie and E. Laughlin Flanagan. In the fiscal years ended March 31, 2002 and 2001, we made payments of $337,491 and $364,120 for these services.

Contractual Obligations

The following table details our contractual cash obligations subsequent to March 31, 2002:

		Payments Due by Period

Contractual Obligations	Total	2003	2004	2005	2006	2007	After 2007

Capital lease obligations	$248,756	$174,621	$47,821	$14,495	$11,819	$—	$—
Operating leases	$2,772,717	$336,108	$347,172	$358,476	$365,058	$376,740	$989,163
Severance Plan Liability	$300,836	$118,261	$100,797	$53,658	$28,120	$—	$—

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of this Annual Report.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. They also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, amortization of goodwill and other intangible assets with indefinite lives is no longer required but intangible assets will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. We adopted the provisions of SFAS No. 142 effective April 1, 2002, which will have a positive impact on our consolidated results of operations and financial position, as we have stopped recording amortization expense in connection with the goodwill related to the USC acquisition.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on our consolidated results of operations and financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate change market risks with respect to our credit facility with our financial institution, which is priced based on the prime rate of interest. At March 31, 2002, there were no borrowings under the credit facility. Changes in the prime interest rate during fiscal 2002 had a positive effect on our interest expense. Exposure would increase accordingly should we begin borrowing during 2003.

We have minimal operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and we do not maintain material funds in foreign currency beyond those necessary for operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Consolidated Financial Statements:
Report of Independent Accountants	Page 19
Consolidated Balance Sheets	Page 20
Consolidated Statements of Operations	Page 21
Consolidated Statements of Shareholders’ Equity (Deficit)	Page 22
Consolidated Statements of Cash Flows	Page 23
Consolidated Statements of Cash Flows, continued	Page 24
Notes to Consolidated Financial Statements	Page 25

Report of Independent Accountants

To the Board of Directors and
Shareholders of Polymer Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Polymer Solutions, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
May 30, 2002

Polymer Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(U.S. dollars)

	March 31,

	2002	2001

Assets
Current assets:
Cash	$1,036,709	$112,366
Accounts receivable, current	1,653,506	1,994,070
Inventories, net	1,358,223	1,649,295
Prepaid expenses and other	166,750	65,496
Deferred income taxes, current	421,600	248,200

Total current assets	4,636,788	4,069,427
Fixed assets, net	498,938	695,752
Deferred income taxes	632,745	1,009,655
Goodwill, net	1,072,863	1,158,407

Total assets	$6,841,334	$6,933,241

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,069,142	$1,078,549
Payroll related and commissions payable	239,633	325,390
Current portion of severance liability	118,261	—
Current portion of capital lease obligations	174,621	185,589

Total current liabilities	1,601,657	1,589,528
Bank loan facilities	—	340,991
Capital lease obligations, net of current portion	74,135	226,765
Severance plan liability, net of current portion	182,575	331,996

Total liabilities	1,858,367	2,489,280

Minority interest	—	45,518

Shareholders’ equity:
Preferred stock, $0.001 par value;
Authorized — 4,000,000 shares; issued and outstanding — nil	—	—
Common stock, $0.001 par value;
Authorized — 20,000,000 shares; issued and outstanding, March 31, 2002 — 9,503,664 and March 31, 2001 — 9,596,663	9,617	9,596
Treasury stock, at cost; 113,300 shares	(35,153)	—
Additional paid-in capital	12,102,497	12,057,000
Accumulated deficit	(7,093,994)	(7,668,153)

Total shareholders’ equity	4,982,967	4,398,443

Total liabilities and shareholders’ equity	$6,841,334	$6,933,241

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(U.S. dollars)

	Years ended March 31,

	2002	2001	2000

Sales revenue	$14,604,141	$15,389,181	$13,121,376
Cost of goods sold	10,505,821	10,653,988	9,028,728

	4,098,320	4,735,193	4,092,648

Corporate and administrative expenses:
Marketing and sales	1,069,636	1,174,365	1,200,576
General and administrative	1,641,287	1,764,171	1,428,449
Research and development	540,932	550,943	575,491

	3,251,855	3,489,479	3,204,516

Income from operations	846,465	1,245,714	888,132
Other income	1,289	7,411	34,900
Interest expense	(72,063)	(232,970)	(287,695)

Income before provision for income taxes	775,691	1,020,155	635,337
Income tax benefit (expense)	(201,532)	720,000	470,000

Net income	$574,159	$1,740,155	$1,105,337

Basic and diluted earnings per share	$.06	$.19	$.14

Weighted average basic number of shares outstanding	9,344,023	9,177,362	7,925,595

Weighted average diluted number of shares outstanding	9,345,109	9,294,615	8,151,562

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(U.S. dollars)

	Common Stock			Additional		Total
			Treasury	Paid-in	Accumulated	Shareholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance at March 31, 1999	6,410,833	$6,410	$—	$10,309,361	$(10,513,645)	$(197,874)
Shares issued, pursuance to — Private placement	2,043,915	2,044	—	959,602	—	961,646
Exercise of warrants	385,750	386	—	197,851	—	198,237
Minority interest shareholder exchange of shares	15,441	15	—	34,606	—	34,621
Net income	—	—	—	—	1,105,337	1,105,337

Balance at March 31, 2000	8,855,939	8,855	—	11,501,420	(9,408,308)	2,101,967
Shares issued, pursuance to — Exercise of warrants	671,100	671	—	407,347	—	408,018
Exercise of options	5,000	5	—	3,400	—	3,405
Minority interest shareholder exchange of shares	64,624	65	—	144,833	—	144,898
Net income	—	—	—	—	1,740,155	1,740,155

Balance at March 31, 2001	9,596,663	9,596	—	12,057,000	(7,668,153)	4,398,443
Shares issued, pursuance to — Minority interest shareholder exchange of shares	20,301	21	—	45,497	—	45,518
Treasury stock purchased	(113,300)	—	(35,153)	—	—	(35,153)
Net income	—	—	—	—	574,159	574,159

Balance at March 31, 2002	9,503,664	$9,617	$(35,153)	$12,102,497	$(7,093,994)	$4,982,967

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Years ended March 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$574,159	$1,740,155	$1,105,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	347,901	352,553	282,111
Loss (gain) on disposals of fixed assets	994	(5,055)	(945)
Deferred income tax expense (benefit)	203,510	(757,855)	(500,000)
Changes in operating assets and liabilities:
Accounts receivable	340,564	379,995	(875,372)
Inventories	291,072	(125,348)	(302,979)
Prepaid expenses and other assets	(101,254)	54,864	74,458
Accounts payable	(9,407)	(224,539)	(5,747)
Payroll related and commissions payable	(85,757)	(84,401)	138,451
Severance plan liability	(31,160)	(27,739)	(19,665)

Net cash provided by (used in) operating activities	1,530,622	1,302,630	(104,351)

Cash flows from investing activities:
Goodwill acquired in business acquisition	—	—	(1,274,487)
Purchase of fixed assets	(47,889)	(87,599)	(96,588)
Proceeds from disposals of fixed assets	5,842	8,901	15,145

Net cash used in investing activities	(42,047)	(78,698)	(1,355,930)

Cash flows from financing activities:
Repurchase of stock	(35,153)	—	—
Proceeds from issuance of common stock	—	411,423	1,159,883
(Payments) borrowings on operating line of credit, net	(340,991)	(1,411,676)	466,194
Payments of capital lease obligations	(188,088)	(176,410)	(140,002)

Net cash (used in) provided by financing activities	(564,232)	(1,176,663)	1,486,075

Increase in cash	924,343	47,269	25,794
Cash, beginning of year	112,366	65,097	39,303

Cash, end of period	$1,036,709	$112,366	$65,097

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
(U.S. Dollars)

	Years ended March 31,

	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$89,200	$27,300	$800

Interest	$72,063	$245,560	$287,695

Supplemental schedule of non-cash investing and financing activities:
Minority interest shareholder exchange of shares	$45,518	$144,898	$34,621

Acquisition of equipment under capital leases	$24,490	$57,333	$61,800

Acquisition of U.S. Cellulose Co.
Accounts receivable			$354,774
Inventories			211,214
Prepaid expenses			89,910
Fixed assets			20,896
Accounts payable			(269,953)
Accrued payroll			(27,008)
Severance plan liability			(384,400)

Net liabilities at date of acquisition			$(4,567)

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

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

Basis of consolidation

The Company’s consolidated financial statements include its wholly owned active subsidiary, Alternative Materials Technology, Inc. and its wholly owned inactive subsidiaries AMT Environmental Products Inc. and PSI Acquisitions Corp. Intercompany transactions and accounts are eliminated in consolidation.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable and cash. The Company performs credit evaluations of its customers’ financial condition and generally do not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $207,000 and $146,000 at March 31, 2002 and 2001, respectively. At March 31, 2002, the Company had cash deposited in two financial institutions that were federally insured up to $100,000 per financial institution.

Inventories

Inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. The Company maintains a reserve for slow-moving or obsolete inventory as well as the related disposal costs.

Fixed assets

Fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated life, which varies between five and ten years. Repair and maintenance costs are charged against income while improvements are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the applicable costs and accumulated depreciation from the accounts with any resulting gain or loss reflected in other income.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Goodwill

Goodwill reflects the excess of acquisition costs of U.S. Cellulose Co. over the estimated fair value of net assets acquired. Goodwill was amortized on a straight-line basis over a 15-year life until March 31, 2002. Accumulated amortization amounted to $210,300 and $124,700 at March 31, 2002 and 2001, respectively. Goodwill amortization expense amounted to $85,600 during each of the years ended March 31, 2002 and 2001.

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

Stock options

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

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

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. They also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, amortization of goodwill and other intangible assets with indefinite lives is no longer required but intangible assets will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. The Company adopted the provisions of SFAS No. 142 effective April 1, 2002, which will have a positive impact on its consolidated results of operations and financial position, as the Company stopped recording amortization expense in connection with the goodwill related to the USC acquisition.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations and financial position.

3.	Inventories

Inventories at March 31, consists of the following:

	2002	2001

Raw materials and supplies	$882,163	$1,021,842
Finished goods	724,811	910,667
Less allowance for slow-moving inventory	(248,751)	(283,214)

	$1,358,223	$1,649,295

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.	Fixed Assets

Fixed assets consists of the following:

	March 31, 2002

		Accumulated
	Cost	Depreciation	Net

Laboratory equipment	$139,986	$120,345	$19,641
Office equipment	225,906	126,243	99,663
Production equipment	1,231,896	972,532	259,364
Leasehold improvements	184,031	63,761	120,270

	$1,781,819	$1,282,881	$498,938

	March 31, 2001

		Accumulated
	Cost	Depreciation	Net

Laboratory equipment	$139,986	$106,989	$32,997
Office equipment	194,565	91,691	102,874
Production equipment	1,211,553	787,469	424,084
Leasehold improvements	181,371	45,574	135,797

	$1,727,475	$1,031,723	$695,752

Fixed assets include capital leased assets, net of depreciation, of $173,933 and $315,203 at March 31, 2002 and 2001, respectively. Total depreciation expense for the years ended March 31, 2002, 2001 and 2000, was $262,357, $270,988 and $246,966, respectively.

5.	Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented due to rounding. At March 31, 2002 and 2001, there were warrants and options for 2,286,397 and 2,360,833 shares, respectively, that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.

6.	Acquisition

In October 1999, the Company purchased the outstanding capital stock of U.S. Cellulose Co. (“USC”), a paint coatings company based in California, for $1,000,000 in cash. In connection with the purchase, the Company adopted the USC Employee Severance Plan, which entitles former USC employees to receive up to $384,400 in benefits, to be paid over a six-year period. The acquisition was accounted for using the purchase method of accounting. USC’s assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of acquisition cost over the fair value of tangible net assets acquired was recorded as goodwill.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following summarized unaudited proforma financial information for the twelve months ended March 31, 2000, assumes the acquisition had occurred on April 1, 1999. The USC results of operations are through the date of acquisition, October 18, 1999.

(unaudited)

Revenues:
Polymer Solutions, Inc.	$13,121,376
U.S. Cellulose Co.	1,949,629

Combined	$15,071,005

Net income (loss):
Polymer Solutions, Inc.	$1,105,337
U.S. Cellulose Co.	(820,708)

Combined	$284,629

Combined net income per share:
Basic
Net income available to common shareholders	$284,629
Weighted average number of common shares outstanding	7,925,595

Basic and diluted earnings per share	$0.04

The amounts do not reflect any benefits from economies that might be achieved from combined operations. The proforma amounts do reflect purchase accounting adjustments and amortization for the period presented.

7.	Bank Loan Facilities

The Company’s revolving line of credit provides funds up to $3,000,000. Funds available to be advanced are limited to 80% of eligible accounts receivable and 25% of eligible inventories. At March 31, 2002, the maximum available borrowing under the line was approximately $1.7 million. Interest is payable on funds advanced at the rate of prime plus 0.25% (4.75% at March 31, 2002). The line of credit is collateralized by accounts receivable and inventories and expires on November 30, 2002. The line of credit provides for various financial and non-financial covenants including minimum cash flow ratio, minimum quick ratio, net worth, and capital expenditures.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.	Capital Lease Obligations

Capital lease obligations at March 31, consist of the following:

	2002	2001

Capital lease obligations bearing interest ranging from 6.46% to 20.49%, payable in monthly principal and interest payments and collateralized by the related equipment	$248,756	$412,354
Less current portion	174,621	185,589

	$74,135	$226,765

Future minimum principal payments under capital lease obligations for the year ending March 31 are as follows:

For the year ending March 31
2003	$174,621
2004	47,821
2005	14,495
2006	11,819

$248,756

9.	Income Taxes

The benefit (expense) for income taxes for the years ended March 31, consists of the following:

		2002	2001	2000

Federal:
	Current	$—	$(18,597)	$(17,000)
	Deferred	(271,561)	754,082	434,000

		(271,561)	735,485	417,000

State:
	Current	1,978	(19,258)	(13,000)
	Deferred	68,051	3,773	66,000

		70,029	(15,485)	53,000

	Income tax (expense) benefit	$(201,532)	$720,000	$470,000

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at March 31, consist of the following:

	2002	2001

Net operating loss carryforwards	$485,294	$705,253
Tax credits	610,517	503,004
State taxes	(46,853)	(23,716)
Other	5,387	73,314

Net deferred tax assets	$1,054,345	$1,257,855

At March 31, 2002, management believes that it is more likely than not that the deferred tax assets will be realized. The total amount of future taxable income necessary to realize the benefit is approximately $2.7 million.

The expiration dates of the net operating loss carryforwards for federal purposes are from 2010 to 2021 and for state purposes from 2003 to 2005. The expiration dates of the tax credits for federal purposes are from 2005 to 2017 and for state purposes credits may be carried forward indefinitely.

The income tax rate on earnings differed from the Federal statutory rate for the years ended March 31, as follows:

	2002	2001	2000

Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of federal benefit	5.8	5.8	5.8
Change in valuation allowance	—	(145.7)	(99.9)
Research and development credits	(8.1)	(9.7)	(25.1)
Permanent differences	—	28.5	6.5
Other	(5.7)	16.5	4.7

Effective rate	26.0%	(70.6%)	(74.0%)

10.	Commitments and Contingencies

Operating leases

The Company leases certain facilities under arrangements that contain renewal options and provide for periodic cost of living adjustments. Rental expense was $350,057, $358,507 and $299,012 for the years ended March 31, 2002, 2001 and 2000, respectively.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum rental commitments as of March 31, 2002, under noncancelable operating leases are as follows:

Year ending March 31:
2003	$336,108
2004	347,172
2005	358,476
2006	365,058
2007	376,740
Thereafter	989,163

$2,772,717

During the fourth quarter of fiscal 2002, the Company entered into a ten year lease for a new Sales and Technical Service facility in Southern California. The lease commences October 1, 2002 and will replace the lease on the current facility, which expires on December 31, 2002. The future minimum rental commitment on the new lease has been included in the above schedule.

Environmental Matters

The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position or results of operations.

11.	Common Stock

Minority interest

Through a reorganization of the Company in February 1997, Canadian shareholders are given the opportunity to convert their non-transferable, non-voting PSI Acquisitions Corp. (PAC) preferred shares on a 1:1 basis up to September 1, 2001, after which the Company may redeem the PAC preferred shares for common shares. During the years ended March 31, 2002, 2001 and 2000, 20,301, 64,624 and 15,441 preferred shares, respectively, were exchanged or redeemed into common shares. At March 31, 2002, all non-voting PAC preferred shares have been redeemed.

Founders’ shares

The Company’s transfer agent holds an aggregate of 197,774 of “Founders’ shares” in escrow at March 31, 2002. These shares are releasable from escrow at various times based on requirements of the TSX Venture Exchange. The founders have all rights related to these shares except the right to transfer the shares without the permission of the TSX Venture Exchange.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12.	Stock Option Plans and Warrants

The following table summarizes the stock option activity under the Company’s stock option plan:

		Weighted-average
		Exercise price
	Underlying
	Shares	CDN	U.S.

Stock options outstanding, March 31, 1999	738,800	$1.00	$.72
Granted	637,475	1.08	.74
Forfeited	(251,200)	1.00	.68

Stock options outstanding, March 31, 2000	1,125,075	1.05	.74
Granted	876,771	1.12	.75
Exercised	(5,000)	1.00	.63
Forfeited	(534,070)	1.06	.67

Stock options outstanding, March 31, 2001	1,462,776	1.09	0.77
Granted	543,692	.73	.46
Forfeited	(180,071)	.95	.61

Stock options outstanding, March 31, 2002	1,826,397	1.00	0.69

Stock options exercisable, March 31, 2002	1,473,484	1.07	.76

Options outstanding at March 31, 2002 had a weighted average remaining contractual life of 3.09 years and had exercise prices ranging from $.27 (Cdn$.43) to $1.25 (Cdn$2.00) per share.

The warrants outstanding at March 31, 2002, are as follows:

		Weighted-average
		Exercise price
	Underlying
	Shares	CDN	U.S.

Warrants outstanding March 31, 1999	1,726,250	1.27	.91
Issued	2,022,665	.89	.60
Exercised	(385,750)	.76	.51
Expired	(297,500)	.91	.63

Warrants outstanding March 31, 2000	3,065,665	1.12	.78
Exercised	(671,100)	.90	.57
Expired	(573,400)	1.06	0.67

Warrants outstanding March 31, 2001	1,821,165	1.15	0.72
Expired	(1,221,165)	1.18	0.74

Warrants outstanding March 31, 2002	600,000	$1.10	$.69

Warrants outstanding at March 31, 2002 were granted to Directors and Officers in 1998 and will expire December 2003.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For purposes of the pro forma disclosures required by SFAS No. 123, the estimated fair value of options and warrants is recognized as expense upon issuance as the options and warrants are immediately vested. The fair value of each option and warrant grant is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

Pro forma unaudited net income and pro forma basic and diluted unaudited net income per share in fiscal year 2002 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility ranging from 40% to 102%, risk-free interest rate ranging from 3.56% to 4.76% and expected lives of three to five years.

13.	401 (k) Retirement Plan

On July 1, 2000, the Company implemented a 401 (k) retirement plan. Eligible employees may contribute up to 15% of compensation and the Company began matching 100% of contributions up to a maximum of 2% of the employees’ compensation on January 1, 2001. Employer matching contributions for the fiscal years ended March 31, 2002 and 2001 were $35,659 and $9,663, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   Not applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934, required by this Item, is incorporated by reference to our Proxy Statement prepared for the Annual and Special Meeting of Shareholders to be held August 15, 2002.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement prepared for the Annual and Special Meeting of Shareholders to be held August 15, 2002.

ITEM 12.   EQUITY COMPENSATION PLAN INFORMATION

Plans Approved by Security Holders

The information required concerning equity compensation plans is incorporated by reference to our Proxy Statement prepared for the Annual and Special Meeting of Shareholders to be held August 15, 2002.

ITEM 13.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement prepared for the Annual and Special Meeting of Shareholders to be held on August 15, 2002.

ITEM 14.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement prepared for the Annual and Special Meeting of Shareholders to be held August 15, 2002.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	The following documents are filed as a part of this Report.

(i)	Financial Statements
The following documents are filed as a part of this report:

Report of PricewaterhouseCoopers LLP, Certified Public Accountants on the Consolidated Financial Statements of the Company for the Fiscal Years Ended March 31, 2002 and 2001.
Consolidated Financial Statements for the Fiscal Period Ended January 31, 2002:
As at January 31, 2002 and 2001 —
Consolidated Balance Sheets.

For the Fiscal Years Ended January 31, 2002 and 2001 —
Consolidated Statement of Operations.
Consolidated Statement of Shareholders’ Equity (Deficit).
Consolidated Statements of Cash Flows.
Notes to Consolidated Financial Statements.

Quarterly Reports For the Three, Six and Nine Months Periods Ended:
June 30, 2001 on SEC Form 10-Q Filed August 7, 2001.
September 30, 2001 on SEC Form 10-Q Filed November 14, 2001.
December 31, 2001 on SEC Form 10-Q Filed February 1, 2002.

(ii)	Financial Statement Schedules
Schedule III — Supplementary financial information required by Item 302 of Regulations S-K is located on page 35.

Financial Statement Schedules may have been omitted because they are not applicable, are not required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(iii)	Exhibits
The exhibits listed on the Exhibit Index at page 37 are filed as part of this Annual Report on Form 10-K.

(B)	Reports on Form 8-K.

     Not applicable.

SCHEDULE III
SUPPLEMENTARY DATA

Supplementary financial information required by Item 302 of Regulations S-K

Selected quarterly financial data (unaudited)

	Qtr Ending 30-Jun	Qtr Ending 30-Sep	Qtr Ending 31-Dec	Qtr Ending 31-Mar

2002
Net revenue	$3,685,240	$3,853,965	$3,490,215	$3,574,721
Gross Profit	1,148,989	1,105,740	952,160	891,431
Income from operations	328,016	238,454	126,687	153,308
Income before income taxes	299,531	220,570	112,008	143,582
Net income	190,377	127,591	64,313	191,878
Net income per share — basic & diluted	0.02	0.01	0.01	0.02

2001
Net revenue	$3,914,812	$3,989,313	$3,768,986	$1,448,265
Gross Profit	1,247,879	1,196,687	1,133,352	514,730
Income from operations	349,931	312,729	297,881	285,173
Income before income taxes	275,380	253,500	248,776	962,499
Net income	157,380	134,698	146,000	667,259
Net income per share — basic & diluted	0.02	0.01	0.02	0.14

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC., a
Nevada corporation

/s/ Larry Flanagan E. Laughlin Flanagan President, CEO & Director	/s/ Charlene Bellante Charlene Bellante Corporate Controller, Assistant Secretary/Treasurer

Dated: June 04, 2002

POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints E. Laughlin Flanagan and Gordon Ellis, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in fact and agent to act in his name, place below, and to file, any and all amendments to this Form 10-K Annual Report, including any an all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 5th day of June, 2002.

/s/ Gordon Ellis Gordon L. Ellis	Chairman of the Board of Directors, Director	/s/ Larry Flanagan E. Laughlin Flanagan	CEO & President, Director

/s/ Bill Maligie William A. Maligie	CEO & President AMT USA, Director	/s/ Darryl Jones Darryl F. Jones	Director, Treasurer

/s/ Stephen Silbernagel Stephen H. Silbernagel	Director, Secretary	/s/ Gerald Habib Gerald A. Habib	Director

/s/ John Sutherland John J. Sutherland	Director

EXHIBIT INDEX

Exhibit 2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	[4]	Plan of Reorganization — Information Circular for the Extraordinary General Meeting of AMT Environmental Products, Held November 12, 1996
2.2	[6]	Plan of merger
2.3	[2]	Plan of acquisition
2.4	[3]	Stock Purchase Agreement dated October 15, 1999, by and between Alternative Materials Technology, Inc., U.S. Cellulose Co., and Frederick Parkinson
2.5	[3]	U.S. Cellulose Employee Severance Plan effective October 15, 1999

Exhibit 3	Current Articles of Incorporation
3.1	[4]	Articles of Incorporation
3.2	[4]	By-Laws

Exhibit 10	Material Contracts
10.1	[3]	U.S. Cellulose Employee Severance Plan effective October 15, 1999
10.2	[1]	Directors, Consultants and Employees 1998 Stock Option Plan
10.3	[1]	Share Purchase Warrant of William Albert Maligie
10.4	[1]	Share Purchase Warrant of Edward Laughlin Flanagan

Exhibit 11	Statement Regarding Computation of Per Share Earnings
11.1	[1]	Basic earnings per share are computed by dividing earnings available to common shareholders, by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The basic and diluted earnings per share for 2002, 2001 and 2000 were the same, because of the insignificant incremental number of options and warrants whose exercise price was in excess of the weighted average market price during the year.

Exhibit 13	Annual Report to security holders, Form 10-Q or Quarterly reports to security holders
13.1	[1]	2002 Annual Report to Shareholders
13.2	[5]	Form 10-Q for the period ending June 30, 2001
13.3	[5]	Form 10-Q for the period ending September 30, 2001
13.4	[5]	Form 10-Q for the period ending December 31, 2001

Exhibit 21	Subsidiaries of the Registrant
21.1	[6]	List of Subsidiaries of the Company

Exhibit 24	Power of attorney
24.1	[1]	The power of attorney can be located on the signature page of this Form 10-K

[1]	Filed herewith.

[2]	Incorporated by reference to the Form 10-K filed with the Company’s Annual Report for the year ended March 31, 1999.

[3]	Incorporated by reference to the exhibits accompanying the Company’s current report on Form 8-K filed on November 2, 1999.

[4]	Incorporated by reference to the exhibits accompanying the Company’s Form 10-K filed for the year ended March 31, 1997.

[5]	Incorporated by reference to the Form 10-Q filed with the Company’s Quarterly Report for the periods ended June 30, September 30, and December 31, 2001.

[6]	Incorporated by reference to the Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2000.