Form 10-Q
period 2002-06-30
POLYMER SOLUTIONS INC
filed 2002-08-09
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-18583

POLYMER SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

Nevada, U.S.A. (State or other jurisdiction of incorporation or organization)	88-0360526 (I.R.S. Employer Identification Number)

12 Otterson Dr. Suite H
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

Yes   [ X ]      No   [     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2002.

Title of Class	No. of Shares
Common Shares, par value $0.001	9,343,664

POLYMER SOLUTIONS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2002

TABLE OF CONTENTS

Item Number		Page Number
	PART I — FINANCIAL INFORMATION

1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2002 and March 31, 2002	3

	Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	PART II — OTHER INFORMATION

1.	Legal Proceedings	13
2.	Changes in Securities and Use of Proceeds	13
3.	Defaults Upon Senior Securities	13
4.	Submission of Matters to a Vote of Securities Holders	13
5.	Other Information	13
6.	Exhibits Index and Reports on Form 8-K	13

SIGNATURES		13

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended June 30, 2002 are not necessarily indicative of results expected for an entire year.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. Dollars)

	June 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash	$1,017,803	$1,036,709
Accounts receivable, net	1,675,706	1,653,506
Inventories, net	1,394,029	1,358,223
Prepaid expenses and other assets	190,999	166,750
Deferred income taxes, current	419,400	421,600

Total Current Assets	4,697,937	4,636,788

Fixed assets, net	477,096	498,938
Deferred income taxes	544,606	632,745
Goodwill, net	1,072,863	1,072,863

Total assets	$6,792,502	$6,841,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$919,040	$1,069,142
Payroll related and commissions payable	270,556	239,633
Current portion of severance liability	132,552	118,261
Current portion of capital lease obligations	162,123	174,621

Total current liabilities	1,484,271	1,601,657

Capital lease obligations	40,290	74,135
Severance plan liability	160,972	182,575

Total liabilities	1,685,533	1,858,367

Shareholders’ equity:
Preferred stock, $0.001 par value;
Authorized — 4,000,000 shares; issued and outstanding — nil
Common stock, $0.001 par value;
Authorized — 20,000,000 shares;
June 30, 2002: issued — 9,616,964 and outstanding — 9,343,664 and March 31, 2002: issued — 9,616,964 and outstanding — 9,503,664	9,617	9,617
Treasury stock, at cost; 273,300 shares	(78,382)	(35,153)
Additional paid-in capital	12,102,497	12,102,497
Accumulated deficit	(6,926,763)	(7,093,994)

Total shareholders’ equity	5,106,969	4,982,967

Total liabilities and shareholders’ equity	$6,792,502	$6,841,334

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended June 30,

	2002	2001

Sales revenue	$3,722,117	$3,685,240
Cost of goods sold	2,617,886	2,536,251

	1,104,231	1,148,989

Corporate and administrative expenses:
Marketing and sales	283,982	272,172
General and administrative	413,219	396,965
Research and development	142,051	151,836

	839,252	820,973

Income from operations	264,979	328,016
Other income (expense)	312	(639)
Interest expense	(7,930)	(27,846)

Income before provision for income taxes	257,361	299,531
Income tax expense	90,130	109,154

Net income	$167,231	$190,377

Basic and diluted earnings per share	$.02	$.02

Weighted average basic number of shares outstanding	9,188,088	9,395,047

Weighted average diluted number of shares outstanding	9,188,088	9,395,047

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Three months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$167,231	$190,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,345	88,183
(Gain) loss on disposals of fixed assets	(300)	806
Deferred income tax expense	90,339	85,000
Changes in operating assets and liabilities:
Accounts receivable	(22,200)	101,481
Inventories	(35,806)	(61,386)
Prepaid expenses and other assets	(24,249)	(113,584)
Accounts payable	(150,102)	112,290
Payroll related and commissions payable	30,923	(64,348)
Severance plan liability	(7,312)	(7,318)

Net cash provided by operating activities	113,869	331,501

Cash flows from investing activities:
Purchase of fixed assets	(43,503)	(6,107)
Proceeds from disposals of fixed assets	300	3,450

Net cash used in investing activities	(43,203)	(2,657)

Cash flows from financing activities:
Repurchase of stock	(43,229)	(24,387)
Payments on operating line of credit, net	—	(269,618)
Payments of capital lease obligations	(46,343)	(46,927)

Net cash used in financing activities	(89,572)	(340,932)

Decrease in cash	(18,906)	(12,088)
Cash, beginning of year	1,036,709	112,366

Cash, end of period	$1,017,803	$100,278

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$—	$24,490

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission.

2.	Inventories

Inventories consist of the following:

	June 30,	March 31,
	2002	2002

Raw materials and supplies	$942,050	$882,163
Finished goods	705,903	724,811
Less allowance for slow-moving inventory	(253,924)	(248,751)

	$1,394,029	$1,358,223

3.	Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At June 30, 2002, all warrants and options were considered anti-dilutive; however, there were warrants and options for 2,406,397 shares that could potentially dilute basic EPS in the future.

4.	Commitments and Contingencies

The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position, results of operations or cash flows.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.	Common Stock

During April 2002, the Company repurchased and returned to treasury 160,000 shares of its common stock for $43,229.

Subsequent to June 30, 2002, the Company repurchased 59,000 shares of its common stock at market price during the month of July 2002, for $15,606.

6.	Recently Issued Accounting Standards

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

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations, financial position and cash flows upon adoption. The Company plans to adopt SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

effective April 1, 2002, which did not have a material impact on its consolidated results of operations, financial position and cash flows.

7.	Subsequent Event

Subsequent to June 30, 2002, the Company initiated a program to reissue and reprice substantially all of the outstanding stock options and warrants granted to employees, officers, consultants and directors. On July 22, 2002, the Company proposed to each stock option holder a certain lesser number of options at a price of U.S.$0.26 (Cdn$0.40). On July 29, 2002, the TSX Venture Exchange approved such amendments, noting that options granted to insiders are subject to disinterested shareholder approval. At the Annual General Meeting to be held August 15, 2002, shareholders are being asked to authorize the directors to re-negotiate the existing stock options granted to insiders. If shareholder approval is granted, it is anticipated that options and warrants to purchase 2,133,603 shares, with an exercise price between $.78 and $.53 per share, will be amended to options to purchase 818,111 shares at an exercise price of $0.26 (Cdn$0.40) per share.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

RESULTS OF OPERATIONS

Sales revenues increased 1% to $3,722,117 for the three months ended June 30, 2002, compared to the same prior year period.

Gross profit for the first quarter decreased 4% to $1,104,231 from $1,148,989 for the comparable period last year due to an increase in raw material costs and wages.

Marketing and sales expense for the three months ended June 30, 2002 totaled $283,982, an increase of 4% from $272,172 in the comparable prior year period due to an increase in travel and customer samples.

General and administrative expenses for the first quarter were $413,219 versus $396,965 for the same prior year period, an increase of 4% due to an increase in wages.

Research and development expenses were $142,051 during the first quarter, versus $151,836 for the same prior year period, reflecting a 6% decrease due to a decrease in labor costs.

Interest expense totaled $7,930 for the three months ended June 30, 2002 compared to $27,846 in the same prior year period reflecting a 72% decrease due to the pay off of the operating line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $1,017,803 in cash compared to $1,036,709 at the end of fiscal 2001. Cash flow provided by operating activities totaled $113,869 for the first three months of fiscal year 2002, versus cash provided by operations of $331,501 in the comparable prior year period. This is due to a decrease in net income, as well as the timing of payments to vendors. Capital additions were $43,503 in the three months ended June 30, 2002, compared to $6,107 for the same period a year ago. Cash payments for repurchase of stock were $43,229 during the first quarter versus $24,387 in the comparable prior year period.

The Company has a positive working capital of $3,213,666 at June 30, 2002, versus $3,035,131 at March 31, 2002. The current ratio at June 30, 2002 was 3.2:1 compared with 2.9:1 for the fiscal 2002-year end ratio.

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

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations, financial position and cash flows upon adoption. The Company plans to adopt SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations, financial position and cash flows.

OUTLOOK

In fiscal year 2003, the Company is pursuing additional internal sales growth, and will continue to aggressively seek opportunities to create a meaningful increase in shareholder value for our investors through future acquisitions, joint ventures, and other strategic alliances that will utilize capacity of our state of the art manufacturing plant by adding new customers and improved products.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 on Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2002.

RISK FACTORS

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are dependent solely on the operations of our wholly owned subsidiary, AMT USA, and its success in a highly competitive business, which has a number of inherent risks. These may be summarized as follows:

–     Our success is largely predicated upon our ability to produce superior products to meet the needs of manufacturers, satisfy government environmental guidelines, maintain quality standards and sell our products at competitive prices. Our markets are subject to intense competition from both private and public businesses, many of who have greater financial resources and considerably larger operations than us and may benefit from greater name recognition than us. Such competition as well as any future competition may adversely affect our success in the market place. There can be no assurance that we will continue to be able to successfully compete against our competitors or that the competitive pressures faced by us will not affect our financial performance.

–     Our business places heavy reliance on the research and development of our formulated coating and adhesive products. Our products represent significant intellectual property assets. This proprietary position reflects a technology and expertise that enables us to provide products that meet customer and regulatory expectations and therefore we continually offer our customers several additional advantages over our competitors to attain their confidences and sustain our sales. Even though we strictly maintain policies and procedures for strict internal confidentiality, patent protection and binding non-disclosure agreements it is not certain that our intellectual assets will be protected and not made available to our competitors.

–     We are required to comply with the Federal Environmental Protection Agency (“EPA”) and, in particular, the 1990 Clean Air Act and the Toxic Substance Control Act and the State of California’s South Coast Air Quality Management District (“SCAQMD”). Government and environmental regulations are driving research and development efforts towards reducing the amount of pollution generated during their manufacturing process. There can be no assurance that existing regulations and licensing will not be amended in a way that negatively impacts our business. There can be no assurance that we will be able to comply with all regulations, which may be in force from time to time and expenditures for necessary corrective actions would be economical. In either event, a material adverse effect on the results of our operations could be expected.

–     Our market is based upon a large number of small manufacturers in the California area. Poor market conditions and inflation or other unanticipated events may result in lower revenues than anticipated, making certain planned expenditures on advertising, promotion and research and development projects unachievable.

–     We intend to commence an aggressive sales growth strategy to markets in other states, which may not prove profitable due to acceptance of our products or increased costs in providing our products due to raw materials or delivery costs, which in turn could result in decreased margins.

–     Should we undertake strategic acquisitions requiring funds in excess of our internally generated cash flow, we might be required to incur additional debt or seek additional financing through private placements. In either case, we may not be able to obtain such funds in sufficient quantities on terms we consider acceptable and there is no assurance that we will operate profitably in the future.

–     We are dependent on a relatively small number of key employees, the loss of any would have a significant adverse effect on the Company. We do not carry key-man insurance on any of our employees.

FORWARD-LOOKING STATEMENTS

Some statements and information contained in this Quarterly Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors. For a discussion of important factors that could cause results to differ materially from the forward-looking statements contained in this Quarterly Report, see “Risk Factors”.

Please read the above discussion together with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

NOTICE OF INTENTION TO MAKE A NORMAL COURSE ISSUER BID

On April 23, 2001, the Company filed a Notice of Intention to Make a Normal Course Issuer Bid (“Notice”) to purchase up to 200,000 shares of the Company’s common stock, which expired on November 1, 2001. During the period May 2, 2001 through June 12, 2001, the Company purchased 73,800 shares for a cash consideration of $24,387 and subsequently returned the stock to Treasury on June 12, 2001.

On December 10, 2001, amended June 6, 2002, the Company filed a Notice to purchase an aggregate of 476,143 shares of the Company’s common stock through the facilities of the TSX Venture Exchange, during the period of December 17, 2001 and December 17, 2002. Pursuant to the Notice, the Company purchased and returned to Treasury 39,500 shares for a cash consideration of $10,766, during the fourth quarter of fiscal 2002. During the quarter ended June 30, 2002, the Company purchased and returned to Treasury 160,000 shares for $43,229 and has subsequently purchased 59,000 shares for $15,606, during the month of July 2002.

A copy of the Notice will be provided upon written request to the Secretary of the Company.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and Use of Proceeds
During April 2002, the Company repurchased 160,000 shares of the Company’s common stock for $43,229. During July 2002, the Company repurchased 59,000 shares of the Company’s common stock for $15,606.
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Securities Holders None
Item 5.	Other Information None
Item 6.	Exhibits and Reports on Form 8-K No reports filed under Form 8-K during the period.

SIGNATURES

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, E. Laughlin Flanagan, President and CEO, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of June 30, 2002.

Date: August 6, 2002

/s/ E. Laughlin Flanagan E. Laughlin Flanagan President and CEO

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, Charlene Bellante, Corporate Controller, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of June 30, 2002.

Date: August 6, 2002

/s/ Charlene Bellante Charlene Bellante Corporate Controller