Form 10-Q
period 2002-09-30
POLYMER SOLUTIONS INC
filed 2002-11-07
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes [X]      No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002.

Title of Class	No. of Shares

Common Shares, par value $0.001	9,258,664

POLYMER SOLUTIONS, INC. and SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2002

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended September 30, 2002 are not necessarily indicative of results expected for an entire year.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. Dollars)

	September 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash	$1,182,005	$1,036,709
Accounts receivable, net	1,892,322	1,653,506
Inventories, net	1,401,434	1,358,223
Prepaid expenses and other assets	215,768	166,750
Deferred income taxes, current	419,400	421,600

Total current assets	5,110,929	4,636,788
Fixed assets, net	492,888	498,938
Deferred income taxes	467,884	632,745
Goodwill, net	1,072,863	1,072,863

Total assets	$7,144,564	$6,841,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,133,080	$1,069,142
Payroll related and commissions payable	312,021	239,633
Current portion of severance liability	177,090	118,261
Current portion of capital lease obligations	121,064	174,621

Total current liabilities	1,743,255	1,601,657
Long-term liabilities:
Capital lease obligations	39,502	74,135
Severance plan liability	109,201	182,575

Total liabilities	1,891,958	1,858,367

Shareholders’ equity:
Preferred stock, $0.001 par value;
Authorized — 4,000,000 shares; issued and outstanding — nil
Common stock, $0.001 par value;
Authorized — 100,000,000 shares;
September 30, 2002: issued — 9,616,964 and outstanding — 9,258,664 and March 31, 2002: issued — 9,616,964 and outstanding — 9,503,664	9,617	9,617
Treasury stock, at cost; 358,300 shares	(101,553)	(35,153)
Additional paid-in capital	12,102,497	12,102,497
Accumulated deficit	(6,757,955)	(7,093,994)

Total shareholders’ equity	5,252,606	4,982,967

Total liabilities and shareholders’ equity	$7,144,564	$6,841,334

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended September 30,		Six months ended September 30,

	2002	2001	2002	2001

Sales revenue	$3,916,601	$3,853,965	$7,638,718	$7,539,204
Cost of goods sold	2,759,796	2,748,225	5,377,682	5,284,477

	1,156,805	1,105,740	2,261,036	2,254,727

Corporate and administrative expenses:
Marketing and sales	286,656	278,140	570,638	550,312
General and administrative	452,915	452,841	866,135	849,806
Research and development	138,658	136,305	280,708	288,141

	878,229	867,286	1,717,481	1,688,259

Income from operations	278,576	238,454	543,555	566,468
Other income	20	1,860	332	1,221
Interest expense	(6,510)	(19,744)	(14,439)	(47,590)

Income before provision for income taxes	272,086	220,570	529,448	520,099
Income tax expense	103,279	92,979	193,409	202,133

Net income	$168,807	$127,591	$336,039	$317,966

Basic and diluted earnings per share	$.02	$.01	$.04	$.03

Weighted average basic and diluted number of shares outstanding	9,139,423	9,325,089	9,163,622	9,382,309

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Six months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$336,039	$317,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,883	175,464
(Gain) loss on disposals of fixed assets	(300)	806
Deferred income tax expense	167,061	137,547
Changes in operating assets and liabilities:
Accounts receivable	(238,816)	87,288
Inventories	(43,211)	(63,580)
Prepaid expenses and other assets	(49,018)	(82,154)
Accounts payable	63,938	(159,589)
Payroll related and commissions payable	72,388	(31,187)
Severance plan liability	(14,545)	(16,531)

Net cash provided by operating activities	426,419	366,030

Cash flows from investing activities:
Purchase of fixed assets	(126,533)	(10,982)
Proceeds from disposals of fixed assets	—	3,450

Net cash used in investing activities	(126,533)	(7,532)

Cash flows from financing activities:
Repurchase of stock	(66,400)	(24,387)
Payments on operating line of credit, net	—	(322,245)
Payments of capital lease obligations	(88,190)	(91,763)

Net cash used in financing activities	(154,590)	(438,395)

Increase (decrease) in cash	145,296	(79,897)
Cash, beginning of year	1,036,709	112,366

Cash, end of period	$1,182,005	$32,469

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$—	$24,490

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

2.	Inventories

Inventories consist of the following:

	September 30,	March 31,
	2002	2002

Raw materials and supplies	$975,827	$882,163
Finished goods	677,037	724,811
Less allowance for slow-moving inventory	(251,430)	(248,751)

	$1,401,434	$1,358,223

3.	Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At September 30, 2002, all options were considered anti-dilutive; however, there were options for 1,105,617 shares that could potentially dilute basic EPS in the future.

4.	Commitments and Contingencies

The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position, results of operations or cash flows.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.	Common Stock

During the quarter ended September 30, 2002, the Company repurchased and returned to treasury an aggregate of 85,000 shares of its common stock for $23,171. For the six month period ended September 30, 2002, the Company repurchased and returned to treasury an aggregate of 245,000 shares of its common stock for $66,400.

On August 15, 2002, 2,426,397 outstanding stock options and warrants granted to employees, officers, consultants and directors, with exercise prices between $.78 and $.53 per share, were reissued and repriced into options to purchase 816,719 shares at an exercise price of $0.26 (Cdn$0.40) per share. The repriced options are being accounted for as variable from August 15, 2002 to the date the options are exercised, forfeited, or expire unexercised. As of September 30, 2002 no expense has been incurred in connection with these variable options.

On August 15, 2002, the shareholders of the Company approved an increase in authorized common shares from 20,000,000 to 100,000,000 shares.

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

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

not have a material impact on its consolidated results of operations, financial position and cash flows upon adoption. The Company plans to adopt SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No.144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations, financial position and cash flows.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 30, 2002

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

RESULTS OF OPERATIONS

Sales revenues increased 2% to $3,916,601 for the three months ended September 30, 2002, compared to the same prior year period. Similarly, sales revenues for the six months ended September 30, 2002 increased 1% to $7,638,718 compared to the same prior year period.

Gross profit for the second quarter increased 5% to $1,156,805 from $1,105,740 for the comparable period last year. For the six months ended September 30, 2002 gross profit remained fairly constant at $2,261,036 compared to $2,254,727 in the same prior year period. The gross profit percentage also remained fairly constant at approximately 30% in each of the periods presented.

Marketing and sales expense for the three months ended September 30, 2002 totaled $286,656, an increase of 3% from $278,140 in the comparable prior year period. For the six months ended

September 30, 2002 marketing and sales expense totaled $570,638, an increase of 4% from $550,312 in the comparable prior year period. The increases consist primarily of travel to new customers.

General and administrative expenses for the three months ended September 30, 2002 were $452,915 versus $452,841 for the same prior year period. For the six months ended September 30, 2002 general and administrative expenses were $866,135, versus $849,806 for the same prior year period. This 2% increase is primarily due to higher office wages.

Research and development expenses were $138,658 for the three months ended September 30, 2002, versus $136,305 for the same prior year period, reflecting a 2% increase. For the six months ended September 30, 2002 research and development costs were $280,708, versus $288,141 for the same prior year period. This 3% decrease was achieved by a decrease in lab supplies.

Interest expense totaled $6,510 for the three months ended September 30, 2002 compared to $19,744 in the same prior year period reflecting a 67% decrease due to a pay down of the operating line of credit and lower interest rates. For the six months ended September 30, 2002 interest expense totaled $14,439 compared to $47,590 in the same prior year period reflecting a 70% decrease, also due to the pay down of the operating line of credit and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company had $1,182,005 in cash compared to $1,036,709 at the end of fiscal 2002. Cash flow provided by operating activities totaled $426,419 for the first half of fiscal year 2002, versus cash provided by operations of $366,030 in the comparable prior year period. This is primarily due to an increase in sales revenues, as well as the timing of payments to vendors. Capital additions were $126,533 in the six months ended September 30, 2002, compared to $10,982 for the same period a year ago. Cash payments for repurchase of stock were $66,400 during the six months ended September 30, 2002 versus $24,387 in the comparable prior period.

The Company has a positive working capital of $3,367,674 at September 30, 2002, versus $3,035,131 at March 31, 2002. The current ratio at September 30, 2002 was 2.9:1 compared with 2.9:1 for the fiscal 2002 year end ratio.

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations, financial position and cash flows.

OUTLOOK

In fiscal year 2003 the Company is pursuing additional internal sales growth, and will continue to aggressively seek opportunities to create a meaningful increase in shareholder value for our investors through future acquisitions, joint ventures, and other strategic alliances that will utilize capacity of our state of the art manufacturing plant by adding new customers and improved products.

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

During September 2002, the Company repurchased and returned to treasury an aggregate of 85,000 shares of its common stock for $23,171.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held August 15, 2002 in Vancouver, British Columbia, Canada. At such meeting, 9,343,664 shares were entitled to vote of which 5,742,001 shares were voted or 61.45%. The following proposals were adopted by the margins indicated.

1)	The election of the following directors who will serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:

	Number of Shares

	For	Withheld

Ellis, Gordon L	4,933,111	808,890
Flanagan, E. Laughlin	5,637,051	104,950
Habib, Gerald A	5,636,551	105,450
Jones, Darryl F	5,536,718	205,283
Maligie, William A	5,567,551	174,450
Silbernagel, Stephen H	5,559,051	182,950
Sutherland, John J	5,565,606	176,395

2)	The selection of PricewaterhouseCoopers, LLP, Sacramento, California to continue as the auditors of Polymer Solutions, Inc., was approved by the following vote: For – 5,619,058; Against – 21,444; Withheld – 101,499.

3)	A grant of options to directors and executive officers to purchase Common Shares pursuant to the 1998 Stock Option Plan was approved by the following vote: For – 4,865,437; Against – 701,565; Withheld – 2,471; Not Voted – 172,528.

4)	For the Directors to re-negotiate existing stock options at prices and terms acceptable to the TSX Venture Exchange was approved by the following vote: For – 4,557,296; Against – 932,306; Withheld – 79,871; Not Voted – 172,528.

5)	Amend the 1998 Stock Option Plan by increasing the number of authorized Common Shares reserved for issuance from 1,650,000 to 1,950,000 was approved by the following vote: For – 4,809,996; Against – 879,061; Withheld – 52,944.

6)	A special resolution to increase the number of common authorized shares from 20 million to 100 million was approved by the following vote: For – 5,224,457; Against – 481,600; Withheld – 35,944.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

No reports filed under Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC. (Registrant)

Date: October 30, 2002	/s/ Flanagan

E. Laughlin Flanagan President and CEO

CERTIFICATION

I, E. Laughlin Flanagan, President and CEO, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3.     Based on my knowledge, the financial statements, and other financial information included in the report, fairly presents, in all material respects, the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Date: October 30, 2002	/s/ Flanagan

E. Laughlin Flanagan President and CEO

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, E. Laughlin Flanagan, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of September 30, 2002.

Date: October 30, 2002	/s/ Flanagan

E. Laughlin Flanagan President and CEO

CERTIFICATION

I, Charlene Bellante, Corporate Controller, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3.     Based on my knowledge, the financial statements, and other financial information included in the report, fairly presents, in all material respects, the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Date: October 30, 2002	/s/ Bellante

Charlene Bellante Corporate Controller

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, Charlene Bellante, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of September 30, 2002.

Date: October 30, 2002	/s/ Bellante

Charlene Bellante Corporate Controller