Form 10-Q
period 2002-12-31
POLYMER SOLUTIONS INC
filed 2003-02-05
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

OR

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 13, 2003.

Title of Class	No. of Shares

Common Shares, par value $0.001	9,252,192

POLYMER SOLUTIONS, INC. and SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended December 31, 2002

PART I — FINANCIAL INFORMATION
1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Management’s Discussion and Analysis of Financial Condition
PART II — OTHER INFORMATION
1. Legal Proceedings
2. Changes in Securities and Use of Proceeds
3. Defaults Upon Senior Securities
4. Submission of Matters to a Vote of Securities Holders
5. Other Information
6. Exhibits and Reports on Form 8-K

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended December 31, 2002 are not necessarily indicative of results expected for an entire year.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. Dollars)

	December 31,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash	$1,174,476	$1,036,709
Accounts receivable, net	1,755,588	1,653,506
Inventories, net	1,582,376	1,358,223
Prepaid expenses and other assets	125,652	166,750
Deferred income taxes, current	455,000	421,600

Total current assets	5,093,092	4,636,788
Fixed assets, net	444,492	498,938
Deferred income taxes	456,857	632,745
Goodwill, net	1,072,863	1,072,863

Total assets	$7,067,304	$6,841,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,140,955	$1,069,142
Payroll related and commissions payable	348,186	239,633
Current portion of severance liability	69,450	118,261
Current portion of capital lease obligations	78,277	174,621

Total current liabilities	1,636,868	1,601,657
Long-term liabilities:
Capital lease obligations	39,026	74,135
Severance plan liability	86,150	182,575

Total liabilities	1,762,044	1,858,367

Shareholders’ equity:
Preferred stock, $0.001 par value;
Authorized — 4,000,000 shares; issued and outstanding — nil
Common stock, $0.001 par value;
Authorized — 100,000,000 shares;
December 31, 2002: issued — 9,620,464 and outstanding — 9,246,164	9,621	9,617
March 31, 2002: issued — 9,616,964 and outstanding — 9,503,664
Treasury stock, at cost; 374,300 and 113,300 shares at December 31, 2002 and March 31, 2002, respectively	(106,144)	(35,153)
Additional paid-in capital	12,106,070	12,102,497
Accumulated deficit	(6,704,287)	(7,093,994)

Total shareholders’ equity	5,305,260	4,982,967

Total liabilities and shareholders’ equity	$7,067,304	$6,841,334

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended December 31,		Nine months ended December 31,

	2002	2001	2002	2001

Sales revenue	$3,814,494	$3,490,215	$11,453,212	$11,029,419
Cost of goods sold	2,775,794	2,538,055	8,153,476	7,822,532

	1,038,700	952,160	3,299,736	3,206,887

Corporate and administrative expenses:
Marketing and sales	301,582	273,363	872,220	823,676
General and administrative	492,492	423,370	1,358,627	1,273,176
Research and development	144,604	128,740	425,312	416,881

	938,678	825,473	2,656,159	2,513,733

Income from operations	100,022	126,687	643,577	693,154
Interest expense	(4,825)	(14,679)	(18,932)	(61,048)

Income before provision for income taxes	95,197	112,008	624,645	632,106
Income tax expense	41,528	47,695	234,938	249,827

Net income	$53,669	$64,313	$389,707	$382,279

Basic and diluted earnings per share	$.01	$.01	$.04	$.04

Weighted average basic number of shares outstanding	9,059,933	9,326,966	9,128,934	9,345,039

Weighted average diluted number of shares outstanding	9,153,214	9,326,966	9,157,750	9,345,039

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Nine months ended December 31,

	2002	2001

Cash flows from operating activities:
Net income	$389,707	$382,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,073	262,077
(Gain) loss on disposals of fixed assets	(300)	993
Deferred income tax expense	142,488	205,828
Stock based compensation	2,679	—
Changes in operating assets and liabilities:
Accounts receivable	(102,082)	254,511
Inventories	(224,153)	54,722
Prepaid expenses and other assets	40,301	(39,636)
Accounts payable	71,813	(386,358)
Payroll related and commissions payable	108,553	(19,204)
Severance plan liability	(145,236)	(23,805)

Net cash provided by operating activities	479,843	691,407

Cash flows from investing activities:
Purchase of fixed assets	(140,830)	(24,110)
Proceeds from disposals of fixed assets	300	3,450

Net cash used in investing activities	(140,530)	(20,660)

Cash flows from financing activities:
Repurchase of stock	(70,991)	(24,387)
Proceeds from issuance of stock	898	—
Payments on operating line of credit, net	—	(340,991)
Payments of capital lease obligations	(131,453)	(139,234)

Net cash used in financing activities	(201,546)	(504,612)

Increase in cash	137,767	166,135
Cash, beginning of year	1,036,709	112,366

Cash, end of period	$1,174,476	$278,501

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$—	$24,490

Minority interest redemption or exchange of shares	$—	$27,655

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

2.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2002	2002

Raw materials and supplies	$1,082,531	$882,163
Finished goods	748,014	724,811
Less allowance for slow-moving inventory	(248,169)	(248,751)

	$1,582,376	$1,358,223

3.	Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented. At December 31, 2002, there were options for 953,219 shares that were dilutive and included in the diluted EPS. At December 31, 2002, there were options for 148,898 shares that could potentially dilute basic EPS in the future.

4.	Commitments and Contingencies

The Company is subject to environmental related claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position, results of operations or cash flows.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.	Common Stock

During the quarter ended December 31, 2002, the Company repurchased and returned to treasury an aggregate of 16,000 shares of its common stock for $4,591. For the nine month period ended December 31, 2002, the Company repurchased and returned to treasury an aggregate of 261,000 shares of its common stock for $70,991.

During the quarter ended December 31, 2002, the Company issued 3,500 shares of its common stock on the exercise of stock options at an exercise price of $0.26 (Cdn $0.40) per share.

On August 15, 2002, 2,426,397 outstanding stock options and warrants granted to employees, officers, consultants and directors, with exercise prices between $.78 and $.53 per share, were reissued and repriced into options to purchase 816,719 shares at an exercise price of $0.26 (Cdn$0.40) per share. The repriced options are being accounted for as variable from August 15, 2002 to the date the options are exercised, forfeited, or expire unexercised. As of December 31, 2002, $2,679 of expense has been incurred in connection with these variable options.

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

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations, financial position and cash flows.

7.	Subsequent Event

Subsequent to December 31, 2002, the Company issued 203,451 stock options with a three year term at an exercise price of $0.44 (Cdn $0.68) per share. The options were issued to employees, officers, and consultants. In addition, the Company issued an aggregate of 80,000 stock options with a three-year term at an exercise price of $0.28 (Cdn $0.43) per share to outside directors.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

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

RESULTS OF OPERATIONS

Sales revenues increased 9% to $3,814,494 for the three months ended December 31, 2002, compared to the same prior year period. Sales revenues for the nine months ended December 31, 2002 increased 4% to $11,453,212 compared to the same prior year period.

Gross profit for the third quarter increased 9% to $1,038,700 from $952,160 for the comparable period last year. For the nine months ended December 31, 2002 gross profit remained fairly constant at $3,299,736 compared to $3,206,887 in the same prior year period. The gross profit percentage also remained constant at 27% for the three months ended December 31, 2002 and 2001. The gross profit percentage was 29% for the nine months ended December 31, 2002 and 2001.

Marketing and sales expense for the three months ended December 31, 2002 totaled $301,582, an increase of 10% from $273,363 in the comparable prior year period. For the nine months ended December 31, 2002 marketing and sales expense totaled $872,220, an increase of 6% from $823,676 in the comparable prior year period. The third quarter increases are primarily due to increased marketing and sales wages and commissions.

General and administrative expenses for the three months ended December 31, 2002 were $492,492, an increase of 16% from $423,370 for the same prior year period. For the nine months ended December 31, 2002 general and administrative expenses were $1,358,627, versus $1,273,176 for the same prior year period. The third quarter increases are primarily due to increased consulting and legal fees.

Research and development expenses were $144,604 for the three months ended December 31, 2002, versus $128,740 for the same prior year period, reflecting a 12% increase. This increase is primarily due to lab supplies and employee benefits. For the nine months ended December 31, 2002 research and development costs were $425,312, versus $416,881 for the same prior year period, a 2% increase.

Interest expense totaled $4,825 for the three months ended December 31, 2002 compared to $14,679 in the same prior year period reflecting a 67% decrease due to a pay down of the operating line of credit and lower interest rates. For the nine months ended December 31, 2002 interest expense totaled $18,932 compared to $61,048 in the same prior year period reflecting a 69% decrease, also due to the pay down of the operating line of credit and lower interest rates.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had $1,174,476 in cash compared to $1,036,709 at the end of fiscal 2002. Cash flow provided by operating activities totaled $479,843 for the first nine months of fiscal year 2003, versus cash provided by operations of $691,407 in the comparable prior year period. This decrease is primarily due to payment of severance liability, as well as the timing of payments to vendors. Capital additions were $140,830 in the nine months ended December 31, 2002, compared to $24,110 for the same period a year ago due to the purchase of operating software upgrades. Cash payments for repurchase of stock were $70,991 during the nine months ended December 31, 2002 versus $24,387 in the comparable prior period.

The Company has a positive working capital of $3,456,224 at December 31, 2002, versus $3,035,131 at March 31, 2002. The current ratio at December 31, 2002 was 3.1:1 compared with 2.9:1 for the fiscal 2002 year end ratio.

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

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

DESCRIPTION OF NEVADA LAW

Nevada’s “Combination with Interested Stockholders Statute,” Nevada Revised Statutes §§78.411-78.444, which applies to Nevada corporations having at least 200 stockholders of record and a class of voting shares registered with the Securities and Exchange Commission under Section 12 of the Act (unless the corporation has otherwise effectively opted-out of the provisions of the statutes), prohibits an “interested stockholder” from entering into a “combination” with the corporation, unless certain conditions are met. A “combination” includes (a) any merger with an “interested stockholder,” or any other corporation which is or after the merger would be, an affiliate or associate of the interested stockholder, (b) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of assets, in one transaction or a series of transactions, to an “interested stockholder,” having (i) an aggregate market value equal to 5% or more of the aggregate market value of the corporation’s assets; (ii) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation; or (iii) representing 10% or more of the earning power or net income of the corporation, (c) any issuance or transfer of shares of the corporation or its subsidiaries, to the “interested stockholder,” having an aggregate market value equal to 5% or more of the aggregate market value of all the outstanding shares of the corporation, (d) the adoption of any plan or proposal for the liquidation a dissolution of the corporation proposed by the “interested stockholder,” (e) certain transactions which would result in increasing the proportionate share of shares of the corporation owned by the “interested stockholder,” or (f) the receipt of benefits, except proportionately as a stockholder, of any loans, advances or other financial benefits by an “interested stockholder.” An “interested stockholder” is a person who, together with affiliates

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

and associates, beneficially owns (or within the prior three years, did beneficially own) 10% or more of the corporation’s voting stock.

A corporation to which the statute applies may not engage in a “combination” with an “interested stockholder” within three years after the date on which the interested stockholder acquired its shares, unless the combination or the interested stockholder’s acquisition of shares was approved by the board of directors before the interested stockholder acquired such shares. If this approval was not obtained, after the three-year period expires, the combination may be consummated if all the requirements in the Articles are met, if any, and either (a) (i) the board of directors of the corporation approves, prior to such person becoming an “interested stockholder”, the combination or the purchase of shares by the “interested stockholder” or (ii) the combination is approved by the affirmative vote of holders of a majority of voting power not beneficially owned by the “interested stockholder” at a meeting called no earlier than three years after the date the “interested stockholder” became such or (b) (x) the aggregate amount of cash and the market value of consideration other than cash to be received by holders of common shares and holders of any other class or series of shares meets the minimum requirements set forth in Section 78.441 through 78.443, inclusive, and (y) prior to the consummation of the combination, except in limited circumstances, the “interested stockholder” will not have become the beneficial owner of additional voting shares of the corporation. The Company believes that it currently has over 200 stockholders of record and a class of voting shares registered with the Securities and Exchange Commission under Section 12 of the Act. As a result, since the Company has not opted-out of the provisions of the statutes, the Company believes that it may be subject to the provisions of these statutes.

Nevada’s “Control Share Acquisition Status,” Nevada Revised Statute §§78.378-78.3793, prohibits an acquiror, under certain circumstances, from voting shares of a target corporation’s stock after crossing certain threshold ownership percentages, unless the acquiror obtains the approval of the target corporation’s stockholders. The Control Share Acquisition Statute only applies to Nevada corporations with at least 200 stockholders, including at least 100 record stockholders who are Nevada residents, and which do business directly or indirectly in Nevada. The Company does not intend to “do business” in Nevada within the meaning of the Control Share Acquisition Statute. Therefore, it is unlikely that the Control Share Acquisition Statute will apply to the Company. The statute specifies three thresholds: at least one-fifth but less than one-third, at least one-third but less and a majority, and a majority or more, of the outstanding voting power. Once an acquiror crosses one of the above thresholds, shares which it acquired in the transaction taking it over the threshold or within ninety days become “Control Shares” which are deprived of the right to vote until a majority of the disinterested stockholders restore that right. A special stockholders’ meeting may be called at the request of the acquiror to consider the voting rights of the acquiror’s shares no more than 50 days (unless the acquiror agrees to a later date) after the delivery by the acquiror to the corporation of an information statement which sets forth the range of voting power that the acquiror has acquired or proposes to acquire and certain other information concerning the acquiror and the proposed control share acquisition. If no such request for a stockholders’ meeting is made, consideration of the voting rights of the acquiror’s shares must be taken at the next special or annual stockholders’ meeting. If the stockholders fail to restore voting rights to the acquiror or if the acquiror fails to timely deliver an information

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

statement to the corporation, then the corporation may, if so provided in its Articles of Incorporation or By-Laws, call certain of the acquiror’s shares for redemption. The Company’s Articles of Incorporation and By-Laws do not currently permit it to call an acquiror’s shares for redemption under these circumstances. The Control Share Acquisition Statute also provides that in the event the stockholders who do not vote in favor of restoring voting rights to the Control Shares may demand payment for the “fair value” of their shares (which is generally equal to the highest price paid in the transaction subjecting the stockholder to the statute).

The provisions described above, together with the ability of the Board of Directors to issue Preferred Stock may have the effect of delaying or deterring a change in the control or management of the Company.

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

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

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 2002

NOTICE OF INTENTION TO MAKE A NORMAL COURSE ISSUER BID

On December 10, 2001, amended June 6, 2002, the Company filed a Notice to purchase an aggregate of 476,143 shares of the Company’s common stock through the facilities of the TSX Venture Exchange, which expired on December 17, 2002. During the quarter ended December 31, 2002, the Company repurchased and returned to treasury an aggregate of 16,000 shares of its common stock for $4,591. Pursuant to the Notice, the Company purchased and returned to Treasury and aggregate of 300,500 shares for a cash consideration of $81,757 during the period December 17, 2001 through December 17, 2002.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
No significant proceedings.
Item 2.	Changes in Securities and Use of Proceeds
During December 2002, the Company repurchased and returned to treasury an aggregate of 16,000 shares of its common stock for $4,591. During the quarter ended December 31, 2002, the Company issued 3,500 shares on the exercise of stock options at an exercise price of $0.26 (Cdn $0.40) per share.
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

POLYMER SOLUTIONS, INC. (Registrant)

Date: January 30, 2003	/s/ Flanagan E. Laughlin Flanagan President and CEO

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

Date: January 30, 2003	/s/ Flanagan E. Laughlin Flanagan President and CEO

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, E. Laughlin Flanagan, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of December 31, 2002.

Date: January 30, 2003	/s/ Flanagan E. Laughlin Flanagan President and CEO

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

Date: January 30, 2003	/s/ Bellante Charlene Bellante Corporate Controller

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, Charlene Bellante, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of December 31, 2002.

Date: January 30, 2003	/s/ Bellante Charlene Bellante Corporate Controller