Form 10-K
period 2003-03-31
POLYMER SOLUTIONS INC
filed 2003-06-13
CIK 863441

2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from          to          .

Commission File Number 0-18583

POLYMER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada, U.S.A. (State or other jurisdiction of incorporation)	88-0360526 (I.R.S. Employer Identification No.)

312 Otterson Dr. Suite H
Chico, California 95928
(Address of principal executive offices)

Registrant’s telephone number, including area code: (530) 894-3585

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Shares, par value $0.001 (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [ X ]

Based on the closing sales price on September 30, 2002, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was Cdn $2,944,373 on the TSX Venture Exchange and US $2,228,174 on the OTC Bulletin Board.

The aggregate number of Common Shares outstanding as of May 30, 2003 was 9,252,192.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on August 14, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

POLYMER SOLUTIONS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2003

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.    BUSINESS.

General

Polymer Solutions, Inc. (“PSI”) develops, manufactures and distributes paints, coatings and adhesives to various industries on a national basis. We lease a state-of-the-art, highly automated production facility in Chico, California. This facility and related processing equipment helps provide us with the unique ability to make a wide range of water- and solvent-based coatings. The facility currently has excess production capacity which we believe, with additional capital equipment and labor, could be increased to help allow us significant growth opportunities in the future.

We conduct all of our product development, manufacturing and marketing/sales at the corporate and manufacturing facility in Chico, California. Administration and regulatory reporting takes place at our corporate headquarters, which are also located in Chico, California. We also have two laboratory and distribution facilities located in the major customer base areas of Los Angeles and San Jose, California, and these satellite facilities are staffed with sales engineers and technical service personnel.

PSI was incorporated in the State of Nevada in July 1996 as part of a reorganization conducted to consolidate the issued share capital of AMT Environmental Products, Inc., a British Columbia corporation (“AMT”), which was then a publicly held company, and to redomicile the organization’s then parent company from British Columbia, Canada to Nevada, United States. As a result of the reorganization, which took place in February 1997, PSI is now the publicly traded parent company and has a wholly owned subsidiary, PSI Acquisitions Corp., a British Columbia corporation (“PAC”). PAC now wholly owns AMT, which in turn wholly owns its operating subsidiary, Alternative Materials Technology, Inc., a Nevada corporation (“AMT USA”), through which we conduct all of our operations. PSI and PAC were organized for purposes of the reorganization and had no businesses or operations prior thereto.

On October 18, 1999, AMT USA purchased all the stock of U.S. Cellulose Co., (“USC”), a California corporation engaged in the business of development, production and sale of paints and coatings. Effective November 24, 1999, USC merged into AMT USA.

The market for paints and coatings in the United States has been estimated in excess of $17 billion, and it is anticipated that the market will generally grow at the same rate as the U.S. gross domestic product. Our primary target market is the western half of the United States.

We have developed and produced a unique suite of high-performance, low-volatile organic compound (“VOC”), and environmentally sound products that have performance characteristics that we believe meet or exceed the traditional products used in the coatings industry. We expect that the trend towards the reduction or elimination of the use of VOCs and certain other hazardous solvents in the coatings industry will continue due to government regulation and market demand. In fact, we anticipate that the growth rate of this market segment will be higher than the growth rate of traditional coating products because of increasing environmental concerns regarding the polluting effects of high VOCs. We believe we are in a position to benefit from this trend because of the technological lead and reputation we have established in this market place. Our products designed to address this market segment are low-VOC product formulations based on proprietary polymer chemistry.

Our principal executive offices are located at 312 Otterson Drive, Suite H, Chico, California, 95928 and our phone number is (530) 894-3585.

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

Our focus is the continued product development, refinement and marketing of low-VOC coatings in the western half of the United States. Our product group consists of over 100 specialized coatings systems designed to uniquely meet the design requirements of industrial and retail customers. Wood coating systems comprise approximately 94% of our total sales. We also produce a water-based adhesive, which is sold to the aerospace and general industrial-manufacturing firms.

The Industry and Our Products

In 2002, worldwide paint and coatings shipments were valued at approximately $50 billion, with sales in the United States in excess of $17 billion, and the worldwide adhesive and sealant markets were valued at approximately $18 billion, with the United States generating a third of all sales, or about $6 billion.

The wood coatings market is just one segment of the paint and coatings industry. We believe this industry can be characterized as changing rather than growing. Government and environmental regulations are driving research and development efforts toward coating systems that allow manufacturers to reduce the amount of pollution generated during their manufacturing process. Most of this research and development is directed toward environmentally safe products that will meet the needs of manufacturers requiring coating for wood, metal, plastic and glass for protection or cosmetic value.

The original equipment manufacturing (OEM) segment of the industry, which involves the incorporation of coating products into a manufacturer’s end products, typically involves high performance, value-added products. These segments include OEM firms whose processes demand the application of coatings to several substrate types including wood, metal, glass and aggregate. Products that are successful in these markets must possess a particular combination of properties at an acceptable cost to the end user and be easily applied by the end user.

We believe our depth of knowledge in polymer chemistry has enabled us to develop products suitable for a wide variety of OEM firms in several industrial segments. The uniqueness of our products in this market place is related to our ability to produce these high-performance coatings with greatly reduced VOC content. In fact, we believe AMT USA has succeeded in developing these leading edge coatings and adhesives ahead of most of the industry’s largest, most-established firms.

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

Our research chemists have developed products that satisfy government-mandated environmental guidelines while maintaining important quality standards. We believe our low VOC products offer several additional advantages such as increased yield per gallon, more durability with better clarity and decreased health risks to employees.

Raw Materials

Most of our raw materials are commodity products and supplies that are available from numerous sources in sufficient quantities; thus, we anticipate no significant sourcing problems during the next year.

Seasonality

There is no significant seasonality in sales for our products.

Backlog and Productive Capacity

Backlog orders are not significant in our business since there is normally a short period of time between the placing of an order and shipment. Sufficient production capacity currently exists to fulfill the demand for our coatings products for the foreseeable future.

Competition

We experience competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of our coatings products. The competitive nature of the paint industry results in ongoing acquisitions and consolidations. The total number of U.S. companies within the industry has decreased steadily to an estimated number of less than 1,400 companies today. Almost two-thirds of the estimated 1,400 paint and coatings plants are located east of the Mississippi River. Manufacturers are typically close to population centers due to logistics. The top 15 companies account for more than 60% of the U.S. domestic coatings market by volume. The ten largest producers have over 50% of the U.S. market for coatings. There are several companies such as PPG Industries, The Sherwin-Williams Company, Valspar/Lilly Industries, and Akzo Nobel, with national distribution, but generally, the paint and coatings industry remains a highly regional business. Our major domestic competitors include Akzo Nobel, The Sherwin-Williams Company, Valspar/Lilly Industries, MacLac, Cardinal Paints, Rudd Coatings, Performance Coatings, and Triangle Paints.

Although there are many companies with revenues of less than $15 million operating in the marketplace, we believe competitive forces and environmentally driven changes will continue to decrease the number of competitors in the coatings industry (particularly the mid-size companies). The paint business traditionally has had very few barriers to entry and it was relatively easy to start a regional, fully integrated paint company. However, current environmental legislation has made the entry into the coatings business a more strenuous and expensive proposition due to the extensive capital investment needed in research and development and modern plant equipment capable of allowing a company to meet the environmental and market requirements. These regulations are being applied to existing small manufacturers who face the expense of upgrading their operations. In many cases, the businesses are too small or have limited growth opportunities to offset the cost of upgrading the manufacturing facility to achieve regulatory compliance. Even though we are still considered a small manufacturer, we have addressed these obstacles through the development and refinement of environmentally compliant products and a state-of-the-art manufacturing facility. In addition, this strategic advantage provides us with an opportunity to purchase existing businesses whose owners have limited exit strategies.

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

The acquisition of USC was designed to provide us with a vehicle to introduce our advanced OEM coating formulations to the consumer. The USC business was comprised of approximately 50% OEM sales and 50% consumer sales. We are using the established consumer brand name of “U.S. Cellulose” to help expand the sales of our products to the consumer market place. In particular, our wood-coating products are well suited for these distribution channels. We believe they have wide market appeal because of their superior performance and reduced-VOC content, which generally makes them much more suitable for the consumer market than higher-VOC products presently being sold into this market place. In addition, we have had some success with large industrial OEM producers of redwood and cedar wood products. The product that we are selling to these customers has been tested against the commercially available retail products and we believe has proven to out-perform those products in long-term weatherabilty testing. We hope to increase our overall revenue by building upon these factors and delivering these products to the consumer market through our distribution channels.

Government Regulations

The Environmental Protection Agency (“EPA”) administers fourteen different statutes, each of which mandates some form of pollution control and abatement. Two of the key statutes that affect the coatings and adhesive industries are the 1990 Clean Air Act and the Toxic Substance Control Act.

The above-mentioned legislation applies on a U.S. national level resulting in the establishment of National Ambient Air Quality Standards (“NAAQS”), which in turn mandate ceilings for VOC emissions. A region not complying with the NAAQS is classified as a Non-Attainment Area and is required to develop rules that limit emissions.

A state which contains a Non-Attainment Area receives the Control Technology Guidelines issued by the EPA and must submit a State Implementation Plan (“SIP”) for approval by the EPA which outlines the state’s plan to meet NAAQS emission standards. The EPA has the authority to withhold federal transfer payments for state highway construction if the emission standards are not met.

There are 51 regions in the United States that have been classified as Non-Attainment Areas, the most significant of which is the Los Angeles Basin in California. The Los Angeles Basin is a major manufacturing, industrial and population center which, in combination with its topographic and atmospheric characteristics, produces an inversion layer conducive to retaining pollutants (i.e. “smog”). The South Coast Air Quality Management District (“SCAQMD”) was created by the California State Legislature in 1977 with a mandate to restrict the emissions of photochemically reactive, smog-producing chemicals and solvents. These chemicals and solvents contain VOCs.

Rule 1136 was adopted in 1983 by the SCAQMD to regulate users of wood coatings containing VOCs. The Rule describes specific grams per liter and pounds per gallon limits for each type of coating: top coats, stains (undercoats) and sealers. These limits were to be decreased over a six-year period ending in 1996. However, the Board of the SCAQMD extended the timing of the implementation of reductions in allowable levels of VOCs to 1997, in favor of an incentive program to reward furniture and cabinet manufacturers who made the switch to compliant coatings in advance of the new date. Similar limitations to the earlier proposed limits pertaining to coatings are now scheduled to become effective July 31, 2003.

Rule 1401 was adopted in 1990 by the SCAQMD and lists six solvents typically used in wood finishes as carcinogenic air contaminants. As such, the use of these six substances is permitted only on a case-by-case basis. This restricts the end user’s ability to expand production using traditional solvent-based coatings. We believe our products are as viable, safer, alternatives to the traditional solvent-based coatings that contain the carcinogens listed in Rule 1401.

Research and Development

Our current research and development activities include new product development and refinement, analyzing and testing of new and competitive products, and identification of new applications. On average, over the past three years we have spent approximately 16% of corporate and administrative expenses on research and development. Research and development expenses were $578,806 for fiscal year ended March 31, 2003 as compared to $540,932 for fiscal 2002 and $550,943 in fiscal 2001.

Intellectual Property

We develop and manufacture products of a proprietary nature, and believe that our formulated coating and adhesive products represent significant intellectual property assets. We further believe that our future growth and profitability will be closely linked to our research and development capabilities. Therefore we strictly maintain policies and procedures including, but not limited to strict internal confidentiality, license and patent protection (where appropriate) and binding non-disclosure agreements. During the course of customer testing and where total non-disclosure is not practicable, secrecy agreements are used for further protection. AMT USA has been issued one patent, WaterMaster™, describing a unique chemical composition that provides a specific decorative water based finish.

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

               CEO and President - E. Laughlin Flanagan

Mr. Flanagan has been our CEO and President since February 1998 and is 56 years old. Mr. Flanagan is a senior management executive with over 21 years of broad technology company experience, from start-up to a Fortune 500 subsidiary to a $250 million publicly traded company. His background includes CFO, COO and CEO positions at several leading-edge firms including National Micronetics, Inc. and ITT Corporation. His experience encompasses the acquisition of capital and financing, the expansion of firms through internal growth, strategic alliances and acquisitions.

               CEO and President, AMT USA - William A. Maligie

Mr. Maligie has been the CEO and President of AMT USA since 1989 and is 44 years old. Prior to joining us, he managed product development for Texas Instruments and marketing and sales for the Dynachem Division of Morton Thiokol. Mr. Maligie has a Bachelor of Science, Polymer Technology from California State University, Chico, California and a Masters in Business Administration from the University of Dallas located in Irvine, Texas.

               Corporate Controller – Charlene Bellante

Ms. Bellante has been our Corporate Controller since November 1999 and is 45 years old. Ms. Bellante is a Certified Public Accountant with 20 years of financial reporting experience and nine years of experience as controller of a multi-million dollar international manufacturing company. Prior to joining us, Ms. Bellante was the controller of Lares Research, a privately held manufacturer and distributor of dental products from 1994 to 1999.

               General Manager - Ryan Oates

Mr. Oates, one of our original employees, has worked in the research and development, manufacturing, information systems and marketing and sales departments of AMT USA since 1992 and was named General Manager of AMT USA in 1998. Mr. Oates is 36 years old.

               Vice President Marketing & Sales - Craig Pollock

Mr. Pollock has been our Vice President Marketing & Sales since May 1998. He has over 16 years of sales management experience including tenures at Duckback Products, Inc., Olympic Stain and PPG Industries. He was responsible for the establishment of national distributor programs, national account programs and independent dealer programs for these national manufacturers. Mr. Pollock is 43 years old.

               Director of Research & Development - Wade Potter

Mr. Potter has been our Director of Research & Development since 1989 and is 48 years old. Prior to joining us, Mr. Potter gained 21 years experience in development and market application chemistry, including extended periods in the well-established laboratories of Morton Thiokol Inc. and Ablestik Laboratories. Mr. Potter has both a Bachelors and a Masters degree in Chemistry and Polymer Chemistry, respectively, from the State University of New York in Syracuse, New York.

Personnel

As of May 18, 2003, we had sixty-five full-time employees and we also contract a small number of temporary employees and contractors. Forty-two employees operate out of our manufacturing plant located in Chico, California. Our remaining twenty-three employees are located in our San Jose and Los Angeles distribution and technical service centers.

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

We are still building our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

We are one of many small companies in the coating systems market with no measurable percentage of that market. We are still attempting to build our market presence as we compete with both domestic and foreign companies. Our success is largely predicated upon our ability to produce superior products to meet the needs of manufacturers, satisfy government environmental guidelines, maintain quality standards and sell our products at competitive prices. Our markets are subject to intense competition from both private and public businesses, many of which have greater financial resources and considerably larger operations than us and may benefit from greater name recognition than us. Such competition as well as any future competition may adversely affect our success in the market place. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by OEM firms or end-user consumers, or other companies may surpass us in product innovations.

We cannot be certain that our product innovations and marketing successes will continue.

We believe that, to an extent, our past performance has been based upon, and our future success will partially depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

The inability to successfully obtain or protect our intellectual property could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for the research and development of our formulated coating and adhesive products. Our products represent significant intellectual property assets. This proprietary position reflects a technology and expertise that we believe enables us to provide products that meet customer and regulatory expectations and therefore we continually try to offer our customers several additional advantages over our competitors to obtain their loyalty and help sustain our sales. Even though we strictly maintain policies and procedures for strict internal confidentiality, patent protection and binding non-disclosure agreements we cannot assure you that our intellectual assets will be protected and not made available to our competitors

The products that we manufacture could expose us to product liability claims.

Our business exposes us to potential product liability risks, which are inherent in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

Our business is subject to many regulations and noncompliance is costly.

The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, state and local agencies, including, without limitation, the Federal Environmental Protection Agency (“EPA”) and, in particular, the 1990 Clean Air Act and the Toxic Substance Control Act, as well as the State of California’s South Coast Air Quality Management District (“SCAQMD”). If a regulatory authority finds that our manufacturing process results in the creation of pollution, or that a current or future product or production run is not in compliance with any of these regulations, we may be fined and/or forced to implement a costly remediation plan, production may be stopped or our product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

If we fail to generate sufficient revenues to cover our planned expenditures, our financial condition will be harmed.

Our market is based upon a large number of small manufacturers in the California area. Poor market conditions and inflation or other unanticipated events may result in lower revenues than anticipated, making certain planned expenditures on advertising, promotion and research and development projects unachievable. The occurrence of any of these events would have a negative impact on our financial condition and operating results.

The unsuccessful implementation of our growth strategy and expansion plans could result in lower gross margins and harm our financial condition.

We intend to commence an aggressive sales growth strategy to markets in other states, which may not prove profitable due to a lack of acceptance of our products or increased costs in providing our products due to raw materials or delivery costs, which in turn could result in decreased margins.

Any future acquisitions could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies and products in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the products, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies that could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms.

We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan may change as a result of many factors, including general economic conditions affecting the U.S. economy that are beyond our control. If we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in highly competitive industries. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest domestic competitors include Akzo Nobel, The Sherwin-Williams Company, Valspar/Lilly Industries, MacLac, Cardinal Paints, Rudd Coatings, Performance Coatings, and Triangle Paints. To compete effectively, among other things, we must:

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	ensure compliance with current environmental regulations;

•	maintain strict quality standards; and

•	deliver products on a reliable basis at competitive prices.

Competition could cause lower sales volumes, price reductions, reduced profits or losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

The loss of key senior management personnel could negatively affect our business.

We depend on the continued services and performance of our senior management and other key personnel. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

Any increase in the costs, or decreases in the supply, of the raw materials necessary for our business could have an adverse effect on our financial condition.

Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of companies that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a further decrease in our margins, which would harm our financial condition.

The price for our common shares may continue to be volatile.

The market price of our securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced limited trading volume in our common shares.

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

ITEM 2.    PROPERTIES.

Chico, CA - Manufacturing and Administration Facility

AMT USA leases a state-of-the-art manufacturing and administrative facility in Chico, California. The facility as presently configured is approximately 50,000 square feet. We believe that this facility will provide us with sufficient production and shipping capability for the foreseeable future. This facility houses operations, materials management, research, finance and administrative functions. The lease expires on December 31, 2007, and requires monthly payments of $17,145 to $20,307 during the ten-year term.

Los Angeles, CA - Sales and Technical Service Facility

AMT USA leases an office and warehouse unit of approximately 5,300 square feet in Los Angeles County. This facility serves as a warehouse, regional sales office and laboratory. The original lease expired August 31, 2001 and is currently month-to-month. AMT USA intends to relocate to Ontario, California in July 2003, at which time the Los Angeles location will be closed.

Ontario, CA – Sales and Technical Service Facility

AMT USA has signed a lease that will commence on July 1, 2003 for a new 23,000 square foot state-of-the-art facility in Ontario, California, which will serve as our warehouse, sales office and laboratory. This facility will enable us to be even closer to important customers and will reduce transportation and handling costs. This facility will also provide sufficient space for our continued growth in this important market. The lease expires in September 30, 2012 and requires monthly payments of $10,080 to $12,936 during the ten-year term.

San Jose, CA – Sales, Warehouse and Manufacturing Facility

AMT USA leases an office and warehouse unit of approximately 10,000 square feet in San Jose, California. USC previously operated the facility. This facility serves as a warehouse, regional sales office, manufacturing, and a small laboratory. The lease has a term of five years that expires September 30, 2007, with no option to renew. The lease requires monthly payments of approximately $7,000.

Chico, CA - Principal Executive Office

We have our principal executive offices and corporate headquarters of approximately 1300 square feet in Chico, California. The terms of the rental agreement call for total monthly payments of $925 and the lease is currently month-to-month.

Vancouver, BC

We also share 1,640 square feet of office space with related companies in North Vancouver, British Columbia, Canada. Our rental agreement is month to month, and calls for monthly payments of $1,000 towards the office space and includes the use of office furniture and equipment.

ITEM 3.    LEGAL PROCEEDINGS

We are currently in discussions with the San Francisco Regional Water Quality Control Board regarding our potential responsibility for groundwater pollution caused by USC’s operations at its facility in San Jose, California. We have retained environmental consultants to assist us in preparing a soil remediation plan. The current proposed project cost is approximately $53,000. Upon approval of the remediation plan by the San Francisco Regional Water Quality Control Board, we intend to implement the plan.

On June 5, 2002, we filed a lawsuit in the State of California Superior Court for the County of Butte against Kushwood Manufacturing, Inc. et al. The complaint seeks damages for Kushwood’s failure to make certain payments that we allege are owing to us. Kushwood filed a counterclaim on December 18, 2002, alleging breach of contract, defective merchandise, and related claims. The counterclaim seeks compensatory damages. We have been informed that our insurance carrier will be providing a defense to the counterclaim, subject to certain conditions and limitations. We dispute the allegations of the counterclaim and intend to defend the action vigorously and pursue all appropriate remedies available to us. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation or that our insurance carrier will fully reimburse us, if at all, for any damages and costs we incur in connection with this litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

On November 21, 2002, a lawsuit was filed in the State of California Superior Court for the County of Santa Clara against us by Young Han/dba Faithful Kitchen & Bath alleging breach of contract, defective merchandise and related claims. The complaint seeks compensatory damages. We have been informed that our insurance carrier will be providing a defense to the complaint, subject to certain conditions and limitations. We dispute the allegations of the complaint and intend to defend the action vigorously and pursue all appropriate remedies available to us. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation or that our insurance carrier will fully reimburse us, if at all, for any damages and costs we incur in connection with this litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our business or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended March 31, 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

Our common stock is listed on the TSX Venture Exchange (“TSX Venture”), formerly the Canadian Venture Exchange (“CDNX”), under the symbol “PYM” and the OTC Bulletin Board under the symbol “PYSU.” TSX Venture is our principal trading market, where it is classified as a Tier 1 Issuer. Tier 1 is considered a more advanced tier, where higher financial requirements must be maintained.

Shown below are the high and low sale prices on the TSX Venture Exchange for our common stock for each of the fiscal years ended March 31, 2003 and 2002.

Canadian Dollars:

	FISCAL 2003		FISCAL 2002
	HIGH	LOW	HIGH	LOW

First quarter	$0.50	$0.33	$0.88	$0.46
Second quarter	$0.45	$0.35	$0.78	$0.35
Third quarter	$0.51	$0.36	$0.58	$0.35
Fourth quarter	$0.50	$0.40	$0.58	$0.40

Shown below are the high and low bid prices on the OTC Bulletin Board for our common stock for each of the fiscal years ended March 31, 2003 and 2002.

U.S. Dollars:

	FISCAL 2003		FISCAL 2002
	HIGH	LOW	HIGH	LOW

First quarter	$0.34	$0.24	$0.56	$0.32
Second quarter	$0.31	$0.24	$0.54	$0.30
Third quarter	$0.35	$0.24	$0.38	$0.25
Fourth quarter	$0.35	$0.26	$0.39	$0.25

The above OTC Bulletin Board quotations, as provided by Canada Stockwatch, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not necessarily represent actual transactions.

Shareholders

We had 414 registered shareholders as at May 30, 2003.

Dividends

We have not paid any dividends to the holders of our common stock. The decision to pay dividends and the amount thereof is at the discretion of our Board of Directors and will be governed by such factors as earnings, capital requirements and our operating and financial condition. Our credit facility contains certain restrictions on our ability to pay dividends. We intend to retain any earnings to finance growth of our business and, thus, we do not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In December 2002 and January 2003, PSI issued a total of 9,528 shares of Common Stock to independent directors of PSI pursuant to the exercise of options issued under our stock option plan. These transactions were exempt from registration pursuant to Section 4(2) or Regulation S under the Securities Act of 1933.

Description Of Nevada Law

Nevada’s “Combination with Interested Stockholders Statute,” Nevada Revised Statutes 78.411-78.444, applies to Nevada corporations having at least 200 stockholders of record and a class of voting shares registered with the Securities and Exchange Commission under Section 12 of the Act (unless the corporation has otherwise effectively opted-out of the provisions of the statutes) and prohibits an “interested stockholder” from entering into a “combination” with the corporation, unless certain conditions are met. A “combination” includes (a) any merger with an “interested stockholder,” or any other corporation which is or after the merger would be, an affiliate or associate of the interested stockholder, (b) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of assets, in one transaction or a series of transactions, to an “interested stockholder,” having (i) an aggregate market value equal to 5% or more of the aggregate market value of the corporation’s assets; (ii) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation; or (iii) representing 10% or more of the earning power or net income of the corporation, (c) any issuance or transfer of shares of the corporation or its subsidiaries, to the “interested stockholder,” having an aggregate market value equal to 5% or more of the aggregate market value of all the outstanding shares of the corporation, (d) the adoption of any plan or proposal for the liquidation a dissolution of the corporation proposed by the “interested stockholder,” (e) certain transactions which would result in increasing the proportionate share of shares of the corporation owned by the “interested stockholder,” or (f) the receipt of benefits, except proportionately as a stockholder, of any loans, advances or other financial benefits by an “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior three years, did beneficially own) 10% or more of the corporation’s voting stock.

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

Nevada’s “Control Share Acquisition Status,” Nevada Revised Statute 78.378-78.3793, prohibits an acquiror, under certain circumstances, from voting shares of a target corporation’s stock after crossing certain threshold ownership percentages, unless the acquiror obtains the approval of the target corporation’s stockholders. The Control Share Acquisition Statute only applies to Nevada corporations with at least 200 stockholders, including at least 100 record stockholders who are Nevada residents, and which do business directly or indirectly in Nevada. The Company does not intend to “do business” in Nevada within the meaning of the Control Share Acquisition Statute. Therefore, it is unlikely that the Control Share Acquisition Statute will apply to the Company. The statute specifies three thresholds: at least one-fifth but less than one-third, at least one-third but less and a majority, and a majority or more, of the outstanding voting power. Once an acquiror crosses one of the above thresholds, shares which it acquired in the transaction taking it over the threshold or within ninety days become “Control Shares” which are deprived of the right to vote until a majority of the disinterested stockholders restore that right. A special stockholders’ meeting may be called at the request of the acquiror to consider the voting rights of the acquiror’s shares no more than 50 days (unless the acquiror agrees to a later date) after the delivery by the acquiror to the corporation of an information statement which sets forth the range of voting power that the acquiror has acquired or proposes to acquire and certain other information concerning the acquiror and the proposed control share acquisition. If no such request for a stockholders’ meeting is made, consideration of the voting rights of the acquiror’s shares must be taken at the next special or annual stockholders’ meeting. If the stockholders fail to restore voting rights to the acquiror or if the acquiror fails to timely deliver an information statement to the corporation, then the corporation may, if so provided in its Articles of Incorporation or By-Laws, call certain of the acquiror’s shares for redemption. The Company’s Articles of Incorporation and By-Laws do not currently permit it to call an acquiror’s shares for redemption under these circumstances. The Control Share Acquisition Statute also provides that in the event the stockholders who do not vote in favor of restoring voting rights to the Control Shares may demand payment for the “fair value” of their shares (which is generally equal to the highest price paid in the transaction subjecting the stockholder to the statute).

The provisions described above, together with the ability of the Board of Directors to issue Preferred Stock may have the effect of delaying or deterring a change in the control or management of the Company.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth selected financial data regarding our consolidated operating results and financial position. This data has been derived from the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this Annual Report on Form 10-K.

	Year ended March 31,

	2003	2002	2001	2000(1)	1999

Sales revenue	$14,899,242	$14,604,141	$15,389,181	$13,121,376	$7,807,291
Cost of goods sold	(10,790,947)	(10,505,821)	(10,653,988)	(9,028,728)	(5,750,127)

Gross Profit	4,108,295	4,098,320	4,735,193	4,092,648	2,057,164
Corp./Admin. Expenses	(3,570,944)	(3,251,855)	(3,489,479)	(3,204,516)	(2,377,592)
Income (loss) from operations	537,351	846,465	1,245,714	888,132	(320,428)
Income (loss) per share from operations	$0.06	$0.09	$0.14	$0.11	$(.06)
Interest expense (net)	(22,749)	(72,063)	(232,970)	(287,695)	(280,456)
Income tax benefit (expense)	407,522	(201,532)	720,000	470,000	—
Net income (loss) for the year	922,517	574,159	1,740,155	1,105,337	(526,290)
Net income (loss) per share	.10	.06	.19	.14	(.09)
Dividends per share	—	—	—	—	—
Working capital	3,265,806	3,035,131	2,479,899	2,711,092	888,821
Total assets	7,253,455	6,841,334	6,933,241	6,649,093	3,206,480
Long term obligations	78,071	256,710	899,752	2,484,334	1,769,192
Shareholders’ equity (deficit)	5,875,471	4,982,967	4,398,443	2,101,967	(197,874)

(1)	We finalized the acquisition of USC on October 18, 1999 and as a result of the merger, USC was fully integrated during the last half of fiscal 2000. The results for the fiscal year end 2000 reflect the amalgamation.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

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

Overview

We develop, manufacture and distribute paints, coatings and adhesives to various industries in the western half of the United States. We lease a production facility in Chico, California that, we believe, allows us significant growth opportunities both internally and by way of acquisition. Presently, the facility has excess production capacity that we believe, with additional capital equipment and labor, it is anticipated that capacity could increase.

On October 18, 1999, our wholly owned subsidiary, AMT USA, acquired USC for $1,000,000 in cash and the assumption of certain liabilities. To finance the cash portion of the transaction, certain warrants were repriced to encourage exercise and two private placements were conducted. We also assumed responsibility for an Employee Severance Plan (“ESP”), which obligates us to pay up to $384,400 in severance pay to former USC employees through the year 2004. Obligations outstanding under the ESP at March 31, 2003 approximated $144,000. USC had annual revenues of approximately $3.3 million in 1998.

Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with our growth objectives.

Results from Operations

Sales revenues for the fiscal year ended March 31, 2003 were $14,899,242, an increase of 2% from the fiscal 2002 total of $14,604,141, which was a decrease of 5% over the fiscal 2001 total of $15,389,181. The increase in fiscal 2003 was due to higher solvent-based product sales. The decrease in fiscal 2002 was primarily due to the slowdown in the economy, resulting in a decrease in sales of water-based coatings. We expect revenues to increase slightly for fiscal year ending March 31, 2004.

Gross profit for the fiscal year ended March 31, 2003 increased slightly to $4,108,295 from $4,098,320 for fiscal 2002. The 13% decrease in gross profit for the fiscal year ended March 31, 2002 from $4,735,193 for fiscal 2001 was attributable to certain fixed costs remaining constant when revenues decreased slightly.

Marketing and sales expenses were $1,165,650 for the year ended March 31, 2003 representing a 9% increase from the fiscal 2002 total of $1,069,636 due to an increase in wages and travel. Marketing and sales expenses in fiscal 2002 represented a 9% decrease from the fiscal 2001 total of $1,174,365 due to a full year with a lower commission structure. We expect marketing and sales expenses to remain fairly constant for the fiscal year ending March 31, 2004.

General and administrative expenses were $1,826,488 for the year ended March 31, 2003 as compared to $1,641,287 in fiscal 2002 and $1,764,171 in fiscal 2001. The 11% increase in fiscal 2003 was associated mainly with an increase in the use of temporary labor. The 7% decrease in fiscal 2002 was due primarily to a decrease in wages and investor relation fees. We expect general and administrative expenses to remain fairly constant for the fiscal year ending March 31, 2004.

Research and development expenses were $578,806 for fiscal year ended March 31, 2003 as compared to $540,932 for fiscal 2002 and $550,943 in fiscal 2001. The 7% increase in fiscal 2003 was due to an increase in wages and benefits. The 2% decrease in fiscal 2002 was due to a decrease in wages. We expect research and development expenses to remain fairly constant for the fiscal year ending March 31, 2004.

Interest expense totaled $22,749 for the fiscal year ended March 31, 2003 as compared to $72,063 in fiscal 2002 and $232,970 in fiscal 2001. The 68% and 69% decrease in fiscal 2003 and 2002, respectively, was due to the payoff of the operating line of credit in fiscal year 2001 and decrease in capital lease obligations.

Income Taxes

During fiscal 2003, we recognized an income tax benefit of $408,000 as opposed to an income tax expense of $202,000 during fiscal 2002. The tax benefit during fiscal 2003 is primarily a result of the reduction of the valuation allowance against deferred tax assets based on our assessment of certain contingencies that existed prior to fiscal 2003 surrounding the utilization of net operating loss carryforwards. As of March 31, 2003, such contingencies no longer exist.

In management’s opinion, it is more likely than not that the deferred tax assets of approximately $1.5 million at March 31, 2003 will be utilized. The total amount of future taxable income necessary to realize the net operating loss carryforwards is approximately $2.4 million.

Liquidity and Capital Resources

At March 31, 2003, we had $1,165,031 in cash compared to $1,036,709 at the end of fiscal 2002. Cash flow provided by operating activities totaled $612,938 in fiscal 2003 as compared to $1,530,622 in fiscal 2002 and $1,302,630 in fiscal 2001. The reduction of cash provided by operations in fiscal 2003 reflects our reduction in profitability due to higher cost of goods sold and higher general and administrative expenses. It was also due to the reduction in accounts payable and payments related to the U.S. Cellulose severance plan liability. The lower cash balances in fiscal 2002 and 2001 were due to higher profitability and the $411,423 proceeds from exercise of warrants and options in fiscal 2001 offset by payments toward the operating line of credit and capital lease obligations.

Cash used in investing activities increased in 2003 to $227,073 as compared to $42,047 in 2002 due to the purchase of fixed assets.

We had a positive working capital of $3,265,806 at March 31, 2003, as compared to $3,035,130 at the end of fiscal 2002. The current ratio at March 31, 2003 was 3.5:1 and 2.9:1 at March 31, 2002. The primary reason for the increase in working capital was the increase of cash, and reduction of capital lease obligations and severance liability.

Capital additions during the year ended March 31, 2003 were $227,373 and consisted primarily of office equipment and leasehold improvements. Capital additions during the year ended March 31, 2002 were $47,889, consisting primarily of production and office equipment, including $24,490 acquired under capital leases offset by proceeds from disposal of equipment of $5,842. Capital additions during the year ended March 31, 2001 of $87,599, consisted primarily of production and office equipment, including $57,333 acquired under capital leases, offset by proceeds from disposal of equipment of $8,901.

We anticipate that cash on hand, cash flow from operations and borrowing capability under our committed credit facility are adequate to fund our cash requirements for fiscal 2004. Should we undertake strategic acquisitions requiring funds in excess of our internally generated cash flow, we might be required to incur additional debt or seek additional financing through private placements.

Inflation

In the past we have been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on our wages, materials and other expenses, and we anticipate that we will be able to do so in the future.

Related Party Transactions

General and administrative expenses for fiscal years 2003 and 2002 included $74,857 and $71,703, respectively, for office rent and related services, which were incurred on a cost reimbursement basis from a corporation owned and controlled by one of our officers and directors. At March 31, 2003 and 2002 no amounts were due to this related party.

We pay for management services to Gordann Consultants for the services of Gordon L. Ellis, Chairman of the Board of Directors. We have also entered into employment contracts with William A. Maligie and E. Laughlin Flanagan. In the fiscal years ended March 31, 2003 and 2002, we made payments of $335,435 and $337,491 for these services.

Contractual Obligations

The following table details our contractual cash obligations subsequent to March 31, 2003:

		Payments Due By Period

Contractual							After
Obligations	Total	2004	2005	2006	2007	2008	2008

Capital lease obligations	$59,740	$45,699	$14,041	$—	$—	$—	$—
Operating leases	$2,814,609	$431,172	$442,476	$449,058	$460,740	$361,851	$669,312
Severance Plan Liability	$143,883	$79,853	$44,836	$19,194	$—	$—	$—

Critical Accounting Policies

Our significant accounting policies are also described in Note 2 to the financial statements included in Item 8 of this Annual Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

Basis of consolidation

Our consolidated financial statements include our wholly owned active subsidiary, AMT USA and our wholly owned inactive subsidiaries AMT and PAC. Intercompany transactions and accounts are eliminated in consolidation.

Financial statement presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and cash. We perform credit evaluations of our customers’ financial condition and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts on our receivables based on expected collectibility. Allowance for doubtful accounts was $238,000 and $207,000 at March 31, 2003 and 2002, respectively. At March 31, 2003, we had cash deposited in two financial institutions that were federally insured up to $100,000 per financial institution.

Inventories

Inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. We maintain a reserve for slow-moving or obsolete inventory as well as the related disposal costs.

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

Goodwill

Goodwill reflects the excess of acquisition costs of U.S. Cellulose Co. over the estimated fair value of net assets acquired. Prior to April 1, 2002 goodwill was amortized on a straight-line basis over a 15-year life. Effective April 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and accordingly, goodwill is no longer amortized, but is reviewed at least annually for impairment. Goodwill amortization expense amounted to $85,600 during the year ended March 31, 2002.

Long-lived assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, we assess the carrying value of such assets if facts and circumstances suggest it may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

Stock options

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Income taxes

We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently Issued Accounting Standards

In August and October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on the consolidated results of operations, financial position and cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The impact of this pronouncement on the Company’s financial statements is not expected to be material.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk arising from changes in interest rates. Our primary interest rate risk results from changes in the prime rate, which is used to determine the interest rate applicable to the term loans under our credit facility. At March 31, 2003, there were no borrowings under the credit facility. Exposure would increase accordingly should we begin borrowing during fiscal year 2004.

We have minimal operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and we do not maintain material funds in foreign currency beyond those necessary for operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

Consolidated Financial Statements:
Report of Independent Accountants	Page 22
Consolidated Balance Sheets	Page 23
Consolidated Statements of Operations	Page 24
Consolidated Statements of Shareholders’ Equity	Page 25
Consolidated Statements of Cash Flows	Page 26
Consolidated Statements of Cash Flows, continued	Page 27
Notes to Consolidated Financial Statements	Page 28

Report of Independent Accountants

To the Board of Directors and
Shareholders of Polymer Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Polymer Solutions, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
May 28, 2003

Polymer Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(U.S. Dollars)

	March 31,

	2003	2002
Assets
Current assets:
Cash	$1,165,031	$1,036,709
Accounts receivable, net	1,643,305	1,653,506
Inventories, net	1,265,236	1,358,223
Prepaid expenses and other assets	140,847	166,750
Deferred income taxes, current	351,300	421,600

Total current assets	4,565,719	4,636,788
Fixed assets, net	476,856	498,938
Deferred income taxes	1,138,017	632,745
Goodwill	1,072,863	1,072,863

Total assets	$7,253,455	$6,841,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$892,337	$1,069,142
Payroll related and commissions payable	282,024	239,633
Current portion of severance liability	79,853	118,261
Current portion of capital lease obligations	45,699	174,621

Total current liabilities	1,299,913	1,601,657
Capital lease obligations, net of current portion	14,041	74,135
Severance plan liability, net of current portion	64,030	182,575

Total liabilities	1,377,984	1,858,367

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.001 par value;
Authorized - 4,000,000 shares; issued and outstanding - nil	—	—
Common stock, $0.001 par value;
Authorized - 100,000,000 shares in 2003 and 20,000,000 in 2002
March 31, 2003: issued 9,626,492, and outstanding 9,252,192	9,627	9,617
March 31, 2002: issued 9,616,964, and outstanding 9,503,664
Treasury stock, at cost; 374,300 and 113,300 shares in 2003 and 2002, respectively	(106,144)	(35,153)
Additional paid-in capital	12,143,465	12,102,497
Accumulated deficit	(6,171,477)	(7,093,994)

Total shareholders’ equity	5,875,471	4,982,967

Total liabilities and shareholders’ equity	$7,253,455	$6,841,334

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(U.S. Dollars)

	Years ended March 31,

	2003	2002	2001
Sales revenue	$14,899,242	$14,604,141	$15,389,181
Cost of goods sold	10,790,947	10,505,821	10,653,988

	4,108,295	4,098,320	4,735,193

Corporate and administrative expenses:
Marketing and sales	1,165,650	1,069,636	1,174,365
General and administrative	1,826,488	1,641,287	1,764,171
Research and development	578,806	540,932	550,943

	3,570,944	3,251,855	3,489,479

Income from operations	537,351	846,465	1,245,714
Other income	393	1,289	7,411
Interest expense	(22,749)	(72,063)	(232,970)

Income before provision for income taxes	514,995	775,691	1,020,155
Income tax benefit (expense)	407,522	(201,532)	720,000

Net income	$922,517	$574,159	$1,740,155

Basic and diluted earnings per share	$.10	$.06	$.19

Weighted average basic number of shares outstanding	9,110,410	9,344,023	9,177,362

Weighted average diluted number of shares outstanding	9,158,935	9,345,109	9,294,615

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(U.S. Dollars)

	Common Stock			Additional		Total
			Treasury	Paid-in	Accumulated	Shareholders'
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at March 31, 2000	8,855,939	$8,855	$—	$11,501,420	$(9,408,308)	$2,101,967
Shares issued, pursuant to:
Exercise of warrants	671,100	671	—	407,347	—	408,018
Exercise of options	5,000	5	—	3,400	—	3,405
Minority interest shareholder exchange of shares	64,624	65	—	144,833	—	144,898
Net income	—	—	—	—	1,740,155	1,740,155

Balance at March 31, 2001	9,596,663	9,596	—	12,057,000	(7,668,153)	4,398,443
Shares issued, pursuant to:
minority interest shareholder exchange of shares	20,301	21	—	45,497	—	45,518
Treasury stock purchased	(113,300)	—	(35,153)	—	—	(35,153)
Net income	—	—	—	—	574,159	574,159

Balance at March 31, 2002	9,503,664	9,617	(35,153)	12,102,497	(7,093,994)	4,982,967
Shares issued, pursuant to:
exercise of options	9,528	10	—	2,454	—	2,464
Treasury stock purchased	(261,000)	—	(70,991)	—	—	(70,991)
Variable option based compensation	—	—	—	38,514	—	38,514
Net income	—	—	—	—	922,517	922,517

Balance at March 31, 2003	9,252,192	$9,627	$(106,144)	$12,143,465	$(6,171,477)	$5,875,471

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Years ended March 31,

	2003	2002	2001
Cash flows from operating activities:
Net income	$922,517	$574,159	$1,740,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,455	347,901	352,553
(Gain) loss on disposals of fixed assets	(300)	994	(5,055)
Deferred income tax (benefit) expense	(434,972)	203,510	(757,855)
Variable option based compensation	38,514	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,201	340,564	379,995
Inventories	92,987	291,072	(125,348)
Prepaid expenses and other assets	25,903	(101,254)	54,864
Accounts payable	(176,805)	(9,407)	(224,539)
Payroll related and commissions payable	42,391	(85,757)	(84,401)
Severance plan liability	(156,953)	(31,160)	(27,739)

Net cash provided by operating activities	612,938	1,530,622	1,302,630

Cash flows from investing activities:
Purchase of fixed assets	(227,373)	(47,889)	(87,599)
Proceeds from disposals of fixed assets	300	5,842	8,901

Net cash used in investing activities	(227,073)	(42,047)	(78,698)

Cash flows from financing activities:
Repurchase of stock	(70,991)	(35,153)	—
Proceeds from issuance of stock	2,464	—	411,423
Payments on operating line of credit, net	—	(340,991)	(1,411,676)
Payments of capital lease obligations	(189,016)	(188,088)	(176,410)

Net cash used in financing activities	(257,543)	(564,232)	(1,176,663)

Increase in cash	128,322	924,343	47,269
Cash, beginning of year	1,036,709	112,366	65,097

Cash, end of year	$1,165,031	$1,036,709	$112,366

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
(U.S. Dollars)

	Years ended March 31,

	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$54,000	$89,200	$27,300

Interest	$22,749	$72,063	$245,560

Supplemental schedule of non-cash investing and financing activities:
Minority interest shareholder exchange of shares	$—	$45,518	$144,898

Acquisition of equipment under capital leases	$—	$24,490	$57,333

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Polymer Solutions, Inc. (“PSI” or the “Company”) is engaged in the development and sale of advanced polymer-based coatings, sealants and adhesives to industrial and retail users in the western half of the United States.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable and cash. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based on expected collectibility. Allowance for doubtful accounts was $238,000 and $207,000 at March 31, 2003 and 2002, respectively. At March 31, 2003, the Company had cash deposited in two financial institutions that were federally insured up to $100,000 per financial institution.

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

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

while improvements are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the applicable costs and accumulated depreciation from the accounts with any resulting gain or loss reflected in other income.

Goodwill
Goodwill reflects the excess of acquisition costs of U.S. Cellulose Co. over the estimated fair value of net assets acquired. Prior to April 1, 2002 goodwill was amortized on a straight-line basis over a 15-year life. Effective April 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and accordingly, goodwill is no longer amortized, but is reviewed at least annually for impairment. Goodwill amortization expense amounted to $85,600 during the year ended March 31, 2002.

Net income and earnings per share exclusive of amortization related to goodwill, for the years ended March 31, would have been as follows:

	2003	2002	2001

Net income	$574,159	$574,159	$1,740,155
Add back: Goodwill amortization, net of tax	—	51,360	51,360

Adjusted net income	$574,159	$625,519	$1,791,515

Basic and diluted earnings per share:
Net income	$0.10	$0.06	$0.19
Add back: Goodwill amortization, net of tax	—	0.01	—

Adjusted basic and diluted earnings per share	$0.10	$0.07	$0.19

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

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Income taxes
The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 8.

Recently Issued Accounting Standards
In August and October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 143 effective April 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of SFAS No. 144 effective April 1, 2002, which did not have a material impact on the consolidated results of operations, financial position and cash flows.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The impact of this pronouncement on the Company’s financial statements is not expected to be material.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Recission of FIN 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

3.	Inventories

Inventories at March 31, consists of the following:

	2003	2002

Raw materials and supplies	$887,160	$882,163
Finished goods	620,337	724,811
Less allowance for slow-moving inventory	(242,261)	(248,751)

	$1,265,236	$1,358,223

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.	Fixed Assets

Fixed assets at March 31, consists of the following:

	March 31, 2003

		Accumulated
	Cost	Depreciation	Net

Laboratory equipment	$145,803	$132,787	$13,016
Office equipment	309,670	171,984	137,686
Production equipment	1,291,959	1,141,133	150,826
Leasehold improvements	260,859	85,531	175,328

	$2,008,291	$1,531,435	$476,856

	March 31, 2002

		Accumulated
	Cost	Depreciation	Net

Laboratory equipment	$139,986	$120,345	$19,641
Office equipment	225,906	126,243	99,663
Production equipment	1,231,896	972,532	259,364
Leasehold improvements	184,031	63,761	120,270

	$1,781,819	$1,282,881	$498,938

Fixed assets include capital leased assets, net of depreciation, of $33,529 and $173,933 at March 31, 2003 and 2002, respectively. Total depreciation expense for the years ended March 31, 2003, 2002, and 2001, was $249,255, $262,357 and $270,988, respectively.

5.	Earnings Per Share (“EPS”)

The Company’s basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented due to rounding. At March 31, 2003 and 2002, there were warrants and options for 350,354 and 2,286,397 shares, respectively, that were not included in the diluted EPS because they were antidilutive for the period; however, these shares could potentially dilute basic EPS in the future.

6.	Bank Loan Facilities

The Company’s revolving line of credit provides funds up to $3,000,000. Funds available to be advanced are limited to 80% of eligible accounts receivable and 25% of eligible inventories. At March 31, 2003, the maximum available borrowing under the line was approximately $1.7 million. Interest is payable on funds advanced at the rate of prime plus 0.25% (4.75% at March 31, 2003). The line of credit is collateralized by accounts receivable and inventories and expires on November

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

30, 2003. The line of credit provides for various financial and non-financial covenants including minimum cash flow ratio, minimum quick ratio, net worth, and capital expenditures.

7.     Capital Lease Obligations

Capital lease obligations at March 31, consist of the following:

	2003	2002
Capital lease obligations bearing interest ranging from 6.46% to 20.49%, payable in monthly principal and interest payments and collateralized by the related equipment	$59,740	$248,756
Less current portion	45,699	174,621

	$14,041	$74,135

Future minimum principal payments under capital lease obligations are as follows:

For the years ending March 31:
2004	$45,699
2005	14,041

$59,740

8.     Income Taxes

The benefit (expense) for income taxes for the years ended March 31, consists of the following:

	2003	2002	2001

Federal:
Current	$11,822	$—	$(18,597)
Deferred	281,730	(271,561)	754,082

	293,552	(271,561)	735,485

State:
Current	(39,272)	1,978	(19,258)
Deferred	153,242	68,051	3,773

	113,970	70,029	(15,485)

Income tax benefit (expense)	$407,522	$(201,532)	$720,000

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at March 31, consists of the following:

	2003	2002
Net operating loss carryforwards	$811,810	$1,095,401
Tax credits	683,791	610,517
State taxes	(90,529)	(46,853)
Other	84,245	5,387

	1,489,317	1,664,452
Less valuation allowance	—	(610,107)

Net deferred tax assets	$1,489,317	$1,054,345

The Company eliminated its deferred tax benefit valuation allowance in 2003 based on an assessment of the Company’s ability to utilize deferred tax benefits in the future. This assessment was based on management’s analysis of certain contingencies that existed prior to fiscal year 2003 surrounding the utilization of net operating loss carryforwards. As of March 31, 2003, such contingencies no longer exist.

At March 31, 2003, management believes that it is more likely than not that the deferred tax assets will be realized. The total amount of future taxable income necessary to realize the net operating loss carryforward is approximately $2.4 million.

The expiration dates of the net operating loss carryforwards for federal purposes are from 2010 to 2021 and for state purposes from 2003 to 2005. The expiration dates of the tax credits for federal purposes are from 2005 to 2018 and for state purposes credits may be carried forward indefinitely.

The income tax rate on earnings differed from the Federal statutory rate for the years ended March 31, as follows:

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of federal benefit	5.8	5.8	5.8
Change in valuation allowance	(113.0)	—	(145.7)
Research and development credits	(5.7)	(8.1)	(9.7)
Permanent differences	0.3	—	28.5
Other	(0.5)	(5.7)	16.5

Effective rate	(79.1%)	26.0%	(70.6%)

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9.     Commitments and Contingencies

Operating leases

The Company leases certain facilities under arrangements that contain renewal options and provide for periodic cost of living adjustments. Rental expense was $359,610, $350,057 and $358,507 for the years ended March 31, 2003, 2002 and 2001, respectively.

Future minimum rental commitments as of March 31, 2003 under noncancelable operating leases are as follows:

For the years ending March 31:
2004	$431,172
2005	442,476
2006	449,058
2007	460,740
2008	361,851
Thereafter	669,312

$2,814,609

The Company entered into a ten year lease for a new Sales and Technical Service facility in Southern California which will commence July 1, 2003 and will replace the lease on the Los Angeles facility, which is now month to month. The Company will close the Los Angeles facility in July 2003. The future minimum rental commitment on the new lease has been included in the above schedule.

Litigation and Environmental Matters

The Company is subject to various claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position or results of operations.

10.	Founders’ Shares

The Company’s transfer agent holds an aggregate of 197,774 of “Founders’ shares” in escrow at March 31, 2003. These shares are releasable from escrow at various times based on requirements of the TSX Venture Exchange. The founders have all rights related to these shares except the right to transfer the shares without the permission of the TSX Venture Exchange.

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11.     Stock Option Plans and Warrants

The following table summarizes the stock option activity under the Company’s stock option plan:

		Weighted-average
	Underlying	exercise price
	Shares	CDN	U.S.
Stock options outstanding, March 31, 2000	1,125,075	$1.05	0.74
Granted at market value	876,771	1.12	0.75
Exercised	(5,000)	1.00	0.63
Forfeited	(534,070)	1.06	0.67

Stock options outstanding, March 31, 2001	1,462,776	1.09	0.77
Granted at market value	543,692	0.73	0.46
Forfeited	(180,071)	0.95	0.61

Stock options outstanding, March 31, 2002	1,826,397	1.00	0.69
Granted at market value	896,719	0.40	0.26
Granted above market value	203,454	0.68	0.44
Exercised	(9,528)	0.40	0.27
Forfeited and expired	(1,546,108)	1.03	0.69

Stock options outstanding, March 31, 2003	1,370,934	0.53	0.37

Stock options exercisable, March 31, 2003	1,290,934	0.63	0.48

Options outstanding at March 31, 2003 had a weighted average remaining contractual life ranging from 1.95 to 2.34 years and had exercise prices ranging from $.26 (Cdn$.40) to $.78 (Cdn$2.00) per share.

The warrants outstanding at March 31, 2003 are as follows:

		Weighted-average
	Underlying	Exercise price
	Shares	CDN	U.S.
Warrants outstanding March 31, 2000	3,065,665	$1.12	$.78
Exercised	(671,100)	0.90	0.57
Expired	(573,400)	1.06	0.67

Warrants outstanding March 31, 2001	1,821,165	1.15	0.72
Expired	(1,221,165)	1.18	0.74

Warrants outstanding March 31, 2002	600,000	1.10	0.69
Forfeited	(600,000)	1.10	0.69

Warrants outstanding March 31, 2003	—	—	—

Polymer Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On August 15, 2002, 2,137,499 outstanding stock options and warrants granted to employees, officers, consultants and directors, with exercise prices between $.78 and $.53 per share, were reissued and repriced into options to purchase 816,719 shares at an exercise price of $0.26 (Cdn$0.40) per share. The repriced options are being accounted for as variable from August 15, 2002 to the date the options are exercised, forfeited, or expire unexercised. During the year ended March 31, 2003, compensation expense of $38,514 has been recorded in connection with these options.

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

Pro forma unaudited net income and pro forma basic and diluted unaudited net income per share in fiscal year 2003 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility of 20%, risk-free interest rate ranging from 2.11% to 2.22% and expected lives of 1.5 to 3 years.

12.     401 (k) Retirement Plan

The Company has a 401 (k) retirement plan under which eligible employees may contribute up to 15% of compensation, and the Company matches 100% of contributions up to a maximum of 2% of the employees’ compensation. Employer matching contributions for the fiscal years ended March 31, 2003, 2002 and 2001 were $37,452, $35,659 and $9,663, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information with respect to our directors, see our definitive Proxy Statement (the “Proxy Statement”) for our Annual Meeting of Stockholders to be held August 14, 2003 (the “Annual Meeting”), under the caption “Election of Directors,” which is incorporated herein by reference. The information required in this item regarding our executive officers is set forth in Part I of this Form 10-K Annual Report under the heading “Business-Management,” which is incorporated herein by reference.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to our Proxy Statement for the Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information with respect to the security ownership of directors and executive officers, see the Proxy Statement for our Annual Meeting, under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which is incorporated by reference herein.

The information required by this item regarding equity compensation plan information is incorporated herein by reference from the Proxy Statement for our Annual Meeting under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the supervision and with the participation of our management, including our Chief Executive Officer and the Corporate Controller. Based upon that evaluation, our Chief Executive Officer and Corporate Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as a part of this Report.

(i)	Financial Statements

The index for the following documents is located on page 22:

Report of PricewaterhouseCoopers LLP, Certified Public Accountants on the Consolidated Financial Statements of the Company for the Fiscal Years Ended March 31, 2003 and 2002.

Consolidated Balance Sheets as of March 31, 2003 and 2002.

Consolidated Statements of Operations for the Years Ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(ii)	Financial Statement Schedules

Schedule III - Supplementary financial information required by Item 302 of Regulations S-K is located on page 40.

Financial Statement Schedules may have been omitted because they are not applicable, are not required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(iii)	Exhibits

The exhibits listed on the Exhibit Index at page 44 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K.

Not applicable

SCHEDULE III
SUPPLEMENTARY DATA

Supplementary financial information required by Item 302 of Regulations S-K

Selected quarterly financial data (unaudited)

	Qtr Ending	Qtr Ending	Qtr Ending	Qtr Ending
	30-Jun	30-Sep	31-Dec	31-Mar

2003
Net revenue	$3,722,117	$3,916,601	$3,814,494	$3,446,030
Gross Profit	1,104,231	1,156,805	1,038,700	808,559
Income from operations	264,979	278,576	100,022	(106,226)
Income before income taxes	257,361	272,086	95,197	(109,649)
Net income	167,231	168,807	64,313	522,166
Net income per share - basic & diluted	0.02	0.02	0.01	0.02
2002
Net revenue	$3,685,240	$3,853,965	$3,490,215	$3,574,721
Gross Profit	1,148,989	1,105,740	952,160	891,430
Income from operations	328,016	238,454	126,687	153,307
Income before income taxes	299,531	220,570	112,008	143,581
Net income	190,377	127,591	64,313	191,878
Net income per share - basic & diluted	0.02	0.01	0.01	0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC., a
Nevada. corporation

/s/ E. Laughlin Flanagan	/s/ Charlene Bellante

E. Laughlin Flanagan	Charlene Bellante
President, CEO & Director	Corporate Controller, Assistant Secretary/Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Dated: June 04, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 6th day of June, 2003.

Signature	Title	Signature	Title

/s/Gordon Ellis	Chairman of the Board of	/s/Larry Flanagan	CEO, President, Director
Directors, Director
Gordon L. Ellis		E. Laughlin Flanagan

/s/Bill Maligie	CEO & President AMT USA,	/s/Darryl Jones	Director, Treasurer
Director
William A. Maligie		Darryl F. Jones

/s/Stephen Silbernagel	Director, Secretary	/s/Gerald Habib	Director

Stephen H. Silbernagel		Gerald A. Habib

/s/John Sutherland John J. Sutherland	Director

CERTIFICATION

I, E. Laughlin Flanagan, President and Chief Executive Officer of Polymer Solutions, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Polymer Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

/s/ E. Laughlin Flanagan

E. Laughlin Flanagan
President, CEO & Director

CERTIFICATION

I, Charlene Bellante, Corporate Controller, Assistant Secretary/Treasurer of Polymer Solutions, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Polymer Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

/s/ Charlene Bellante

Charlene Bellante
Corporate Controller, Assistant Secretary/Treasurer

EXHIBIT INDEX

3.1	[1]	Articles of Incorporation

3.2	[1]	By-Laws

10.1	[2]	U.S. Cellulose Employee Severance Plan effective October 15, 1999

10.2	[3]	Directors, Consultants and Employees 1998 Stock Option Plan

10.3	[1]	Employment Agreement of William Albert Maligie

10.4	[1]	Employment Agreement of E. Laughlin Flanagan

10.5	[1]	Lease of 311 Otterson Drive, Suite 60, Chico, CA 95928

11.1	[1]	Statement Regarding Computation of Per Share Earnings

21.1	[4]	List of Subsidiaries of the Company

24.1	[1]	Powers of attorney (located on the signature page of this Form 10-K)

99.1	[1]	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	[1]	Certification of Corporate Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Filed herewith.

[2]	Incorporated by reference to Exhibit 2.3 to the Company’s current report on Form 8-K filed on November 2, 1999.

[3]	Incorporated by reference to Exhibit 10.2 to the Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2002.

[4]	Incorporated by reference to Exhibit 21.1 to the Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2000.