Form 10-Q
period 2003-06-30
POLYMER SOLUTIONS INC
filed 2003-08-08
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes   ☑                                                                           No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003.

Title of Class	No. of Shares

Common Shares, par value $0.001	9,310,400

POLYMER SOLUTIONS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2003

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended June 30, 2003 are not necessarily indicative of results expected for an entire year.

Unless otherwise indicated, all dollar amounts in this report are U. S. dollars.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. Dollars)

	June 30,	March 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash	$941,830	$1,165,031
Accounts receivable, net	1,838,347	1,643,305
Inventories, net	1,446,362	1,265,236
Prepaid expenses and other assets	266,903	140,847
Deferred income taxes, current	351,300	351,300

Total current assets	4,844,742	4,565,719
Fixed assets, net	466,942	476,856
Deferred income taxes	1,174,693	1,138,017
Goodwill	1,072,863	1,072,863

Total assets	$7,559,240	$7,253,455

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,138,119	$892,337
Payroll related and commissions payable	259,316	282,024
Current portion of severance liability	79,853	79,853
Current portion of capital lease obligations	18,031	45,699

Total current liabilities	1,495,319	1,299,913
Capital lease obligations, net of current portion	12,092	14,041
Severance plan liability, net of current portion	52,441	64,030

Total liabilities	1,559,852	1,377,984

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.001 par value; Authorized — 4,000,000 shares; issued and outstanding — nil	—	—
Common stock, $0.001 par value; Authorized — 100,000,000 shares; June 30, 2003: issued 9,684,700 and outstanding 9,310,400 and	9,685	9,627
March 31, 2003: issued 9,626,492 and outstanding 9,252,192 Treasury stock, at cost; 374,300 shares	(106,144)	(106,144)
Additional paid-in capital	12,324,200	12,143,465
Accumulated deficit	(6,228,353)	(6,171,477)

Total shareholders’ equity	5,999,388	5,875,471

Total liabilities and shareholders’ equity	$7,559,240	$7,253,455

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended June 30,

	2003	2002

Sales revenue	$3,778,227	$3,722,117
Cost of goods sold	2,826,474	2,617,886

	951,753	1,104,231

Corporate and administrative expenses:
Marketing and sales	303,400	283,982
General and administrative	568,579	413,219
Research and development	166,516	142,051

	1,038,495	839,252

(Loss) income from operations	(86,742)	264,979
Interest expense	(2,163)	(7,618)

(Loss) income before provision for income taxes	(88,905)	257,361
Income tax (benefit) expense	(32,029)	90,130

Net (loss) income	$(56,876)	$167,231

Basic and diluted (loss) earnings per share	$(.01)	$.02

Weighted average basic number of shares outstanding	9,055,058	9,188,088

Weighted average diluted number of shares outstanding	9,307,662	9,188,088

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Three months ended June 30,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(56,876)	$167,231
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,182	65,345
Gain on disposals of fixed assets	—	(300)
Deferred income tax (benefit) expense	(36,676)	90,339
Variable option based compensation	161,293	—
Changes in operating assets and liabilities:
Accounts receivable	(195,042)	(22,200)
Inventories	(181,126)	(35,806)
Prepaid expenses and other assets	(126,056)	(24,249)
Accounts payable	245,782	(150,102)
Payroll related and commissions payable	(22,708)	30,923
Severance plan liability	(11,589)	(7,312)

Net cash (used in) provided by operating activities	(179,816)	113,869

Cash flows from investing activities:
Purchase of fixed assets	(33,268)	(43,503)
Proceeds from disposals of fixed assets	—	300

Net cash used in investing activities	(33,268)	(43,203)

Cash flows from financing activities:
Repurchase of stock	—	(43,229)
Proceeds from issuance of stock	19,500	—
Payments of capital lease obligations	(29,617)	(46,343)

Net cash used in financing activities	(10,117)	(89,572)

Decrease in cash	(223,201)	(18,906)
Cash, beginning of year	1,165,031	1,036,709

Cash, end of period	$941,830	$1,017,803

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this period are not necessarily indicative of the results to be expected for the whole year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission.

2.	Inventories

Inventories consist of the following:

	June 30,	March 31,
	2003	2003

Raw materials and supplies	$1,026,070	$887,160
Finished goods	654,471	620,337
Less allowance for slow-moving inventory	(234,179)	(242,261)

	$1,446,362	$1,265,236

3.	The Economic Value Added Compensation Program (The EVA Plan)

The EVA Plan is an annual and long-term incentive compensation program, first effective during the 1999 fiscal year, which provides all eligible officers, directors, consultants and employees of the Company with allocation of stock options based upon the achievement by the Company of specified financial performance goals.

In order to encourage a long-term commitment by executive officers and other key employees to the Company, the EVA Plan provides that annually one-third of the cumulative bonus earned under the EVA Plan is paid by allocating stock options to the plan participants. The remaining two-thirds bonus earned is deferred (Bonus Bank Balance) for the participant. A Bonus Bank Balance is 100% at risk in that if the Economic Value Added (EVA) performance for a given year results in a bonus calculation that is negative, the participant’s Bonus Bank Balance is reduced by the negative amount to an amount not less than zero.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bonus Bank Balance is paid to a participant in cash upon the occurrence of any of the following events: (1) retirement of a participant at the age of 55 or older; (2) the termination or suspension of the plan for a period of more than 90 days; or (3) upon the purchase of 45% or more by a person or group, as defined, of the voting stock of the Company. At June 30, 2003, the Bonus Bank Balance for all participants amounted to approximately $276,000.

4.	Earnings Per Share (“EPS”)

The Company’s basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented due to rounding. At June 30, 2003, there were options for 960,693 shares that were dilutive and included in the diluted EPS. At June 30, 2003, there were options for 348,641 shares that could potentially dilute basic EPS in the future.

5.	Common Stock

During the quarter ended June 30, 2003, the Company issued 58,208 shares of its common stock on the exercise of stock options at an exercise price of $0.26 (Cdn $0.40) per share.

6.	Stock Options

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

On August 15, 2002, 2,137,499 outstanding stock options and warrants granted to employees, officers, consultants and directors, with exercise prices between $.78 and $.53 per share, were reissued and repriced into options to purchase 816,719 shares at an exercise price of $0.26 (Cdn$0.40) per share. The repriced options are being accounted for as variable from August 15, 2002 to the date the options are exercised, forfeited, or expire unexercised. During the quarter ended June 30, 2003, compensation expense of approximately $161,000 has been recorded in connection with these options.

For purposes of the pro forma disclosures required by SFAS No. 123, the estimated fair value of options and warrants is recognized as expense upon issuance as the options and warrants are immediately vested. The fair value of each option and warrant grant is estimated at the

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Pro forma unaudited net (loss) income and pro forma basic and diluted unaudited net (loss) income per share in fiscal year 2003 would not have been significantly different than reported if the Company had accounted for its stock options and warrants using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility of 20%, risk-free interest rate ranging from 2.11% to 2.22% and expected lives of 1.5 to 3 years.

7.	Commitments and Contingencies

The Company is subject to various claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position, results of operations or cash flows.

8.	Subsequent Event

On August 4, 2003, The Company signed a letter of intent to sell 100% of its issued and outstanding stock to Chemcraft Holdings Inc., a North Carolina corporation. If the transaction is consummated, the existing shareholders and optionholders of Polymer Solutions will receive cash in exchange for their securities.

Item 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 30, 2003

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

RESULTS OF OPERATIONS

Sales revenues increased 2% to $3,778,227 for the three months ended June 30, 2003, compared to the same prior year period.

Gross profit for the first quarter decreased 14% to $951,753 from $1,104,231 for the comparable period last year due to an increase in raw material costs, wages and benefits.

Marketing and sales expense for the three months ended June 30, 2003 totaled $303,400, an increase of 7% from $283,982 in the comparable prior year period due to an increase in wages and benefits.

General and administrative expenses for the first quarter were $568,579 versus $413,219 for the same prior year period, an increase of 38% due primarily to variable stock option based compensation.

Research and development expenses were $166,516 during the first quarter, versus $142,051 for the same prior year period, reflecting a 17% increase due to an increase in wages and benefits.

Interest expense totaled $2,163 for the three months ended June 30, 2003 compared to $7,618 in the same prior year period reflecting a 72% decrease resulting from the pay down of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had $941,830 in cash compared to $1,165,031 at the end of fiscal 2003. Cash flow used in operating activities totaled $179,816 for the first three months of fiscal year 2004, versus cash provided by operations of $113,869 in the comparable prior year period. This is due to a decrease in net income, slower collections on receivables as well as an increase in inventory. Capital additions were $33,268 in the three months ended June 30, 2003, compared to $43,503 for the same period a year ago. There were no cash payments for repurchase of stock during the first quarter of fiscal 2004, versus $43,229 in the comparable prior year period.

The Company has a positive working capital of $3,349,423 at June 30, 2003, versus $3,265,806 at March 31, 2003. The current ratio at June 30, 2003 was 3.2:1 compared with 3.5:1 for the fiscal 2003 year end ratio.

OUTLOOK

In fiscal year 2004, the Company is pursuing additional internal sales growth, and will continue to aggressively seek opportunities to create a meaningful increase in shareholder value for our investors through future acquisitions, joint ventures, and other strategic alliances that will utilize capacity of our state of the art manufacturing plant by adding new customers and improved products.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 on Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2003.

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

FORWARD-LOOKING STATEMENTS

Some statements and information contained in this Quarterly Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors”.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities and Use of Proceeds
During the quarter ended June 30, 2003, the Company issued 58,208 shares of its common stock on the exercise of stock options at an exercise price of $0.26 (Cdn $0.40) per share.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Securities Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
Form 8-K filed June 16, 2003 and July 22, 2003

CERTIFICATION

I, E. Laughlin Flanagan, President and Chief Executive Officer of Polymer Solutions, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 7, 2003

/s/ E. Laughlin Flanagan

E. Laughlin Flanagan
President, CEO & Director

CERTIFICATION

I, Charlene Bellante, Corporate Controller, Assistant Secretary/Treasurer of Polymer Solutions, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 7, 2003

/s/ Charlene Bellante

Charlene Bellante
Corporate Controller, Assistant Secretary/Treasurer

SIGNATURES

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, E. Laughlin Flanagan, President and CEO, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of June 30, 2003.

Date: August 7, 2003	/s/ Flanagan E. Laughlin Flanagan President and CEO

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, Charlene Bellante, Corporate Controller, certify that:

1.     I have read this quarterly report on Form 10-Q of Polymer Solutions, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of June 30, 2003.

Date: August 7, 2003	/s/ Bellante Charlene Bellante Corporate Controller