Form 10-Q
period 2003-11-10
POLYMER SOLUTIONS INC
filed 2003-11-14
CIK 863441

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

Commission File Number 0-18583

POLYMER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada, U.S.A. (State or other jurisdiction of incorporation or organization)	88-0360526 (I.R.S. Employer Identification Number)

312 Otterson Dr. Suite H
Chico, California 95928
Telephone: (530) 894-3585
(Address of principal executive offices)

(530) 849-3585
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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003.

Title of Class	No. of Shares
Common Shares, par value $0.001	9,320,257

TABLE OF CONTENTS

1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 30, 2003
3. Quantitative and Qualitative Disclosures About Market Risk.
4. Controls and Procedures.
PART II — OTHER INFORMATION
1. Legal Proceedings
2. Changes in Securities and Use of Proceeds
3. Defaults Upon Senior Securities
4. Submission of Matters to a Vote of Securities Holders
5. Other Information
6. Exhibits and Reports on Form 8-K
SIGNATURES

POLYMER SOLUTIONS, INC. and SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Six Months Ended September 30, 2003

The accompanying interim consolidated financial statements and notes are unaudited: However, in the opinion of management, they reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the periods ended September 30, 2003 are not necessarily indicative of results expected for an entire year.

Unless otherwise indicated, all dollar amounts in this report are U. S. dollars.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(U.S. Dollars)

	September 30,	March 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash	$1,051,425	$1,165,031
Accounts receivable, net	1,932,035	1,643,305
Inventories, net	1,372,605	1,265,236
Prepaid expenses and other assets	236,610	140,847
Deferred income taxes, current	301,300	351,300

Total current assets	4,893,975	4,565,719

Fixed assets, net	463,112	476,856
Deferred income taxes	1,239,652	1,138,017
Goodwill, net	1,072,863	1,072,863

Total assets	$7,669,602	$7,253,455

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,106,918	$892,337
Payroll related and commissions payable	269,187	282,024
Current portion of severance liability	67,692	79,853
Current portion of capital lease obligations	14,254	45,699

Total current liabilities	1,458,051	1,299,913

Capital lease obligations, net of current portion	6,623	14,041
Severance plan liability, net of current portion	53,104	64,030

Total liabilities	1,517,778	1,377,984

Commitments and contingencies (Notes 2, 4 and 8)
Shareholders’ equity:
Preferred stock, $0.001 par value; Authorized - 4,000,000 shares; issued and outstanding — nil	—	—
Common stock, $0.001 par value; Authorized - 100,000,000 shares; September 30, 2003: issued 9,694,557 and outstanding 9,320,257 and	9,695	9,627
March 31, 2003: issued 9,626,492 and outstanding 9,252,192 Treasury stock, at cost; 374,300 shares	(106,144)	(106,144)
Additional paid-in capital	12,528,355	12,143,465
Accumulated deficit	(6,280,082)	(6,171,477)

Total shareholders’ equity	6,151,824	5,875,471

Total liabilities and shareholders’ equity	$7,669,602	$7,253,455

The accompanying notes are an integral part of these financial statements

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(U.S. Dollars)

	Three months ended September 30,		Six months ended September 30,

	2003	2002	2003	2002

Sales revenue	$3,994,284	$3,916,601	$7,772,511	$7,638,718
Cost of goods sold	2,874,589	2,759,796	5,701,062	5,377,682

	1,119,695	1,156,805	2,071,449	2,261,036

Corporate and administrative expenses:
Marketing and sales	367,441	286,656	670,841	570,638
General and administrative	663,440	452,915	1,232,020	866,135
Research and development	172,381	138,658	338,897	280,708

	1,203,262	878,229	2,241,758	1,717,481

(Loss) income from operations	(83,567)	278,576	(170,309)	543,555
Other income	1,852	20	1,874	332
Interest expense	(1,477)	(6,510)	(3,662)	(14,439)

(Loss) income before provision for income taxes	(83,192)	272,086	(172,097)	529,448
Income tax (benefit) expense	(31,463)	103,279	(63,492)	193,409

Net (loss) income	$(51,729)	$168,807	$(108,605)	$336,039

Basic and diluted (loss) earnings per share	$(.01)	$.02	$(.01)	$.04

Weighted average basic number of shares outstanding	9,117,126	9,139,423	9,086,261	9,163,622

Weighted average diluted number of shares outstanding	9,697,147	9,139,423	9,502,574	9,163,622

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Six months ended September 30,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(108,605)	$336,039
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	80,214	132,883
Gain on disposals of fixed assets	(86)	(300)
Deferred income tax (benefit) expense	(51,635)	167,061
Variable option based compensation	366,595	—
Changes in operating assets and liabilities:
Accounts receivable	(288,730)	(238,816)
Inventories	(107,369)	(43,211)
Prepaid expenses and other assets	(96,296)	(49,018)
Accounts payable	214,581	63,938
Payroll related and commissions payable	(12,837)	72,388
Severance plan liability	(23,087)	(14,545)

Net cash (used in) provided by operating activities	(27,255)	426,419

Cash flows from investing activities:
Purchase of fixed assets	(65,937)	(126,533)
Proceeds from disposals of fixed assets	86	—

Net cash used in investing activities	(65,851)	(126,533)

Cash flows from financing activities:
Repurchase of stock	—	(66,400)
Proceeds from issuance of stock	18,363	—
Payments of capital lease obligations	(38,863)	(88,190)

Net cash used in financing activities	(20,500)	(154,590)

Increase (decrease) in cash	(113,606)	145,296
Cash, beginning of year	1,165,031	1,036,709

Cash, end of period	$1,051,425	$1,182,005

The accompanying notes are an integral part of these financial statements.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

2.	Disposition Agreement

On October 29, 2003 the Company entered into a Disposition Agreement (the “Disposition Agreement”) with Chemcraft Holdings Corporation (“Chemcraft”) whereby Chemcraft would acquire 100% of the issued and outstanding stock of Alternative Materials Technology (AMT), held by AMT Environmental Products, Inc., the Company’s wholly-owned subsidiary. AMT represents substantially all of the Company’s assets.

Pursuant to the Disposition Agreement, the Company would receive approximately US$7.5 million in cash proceeds net of transaction expenses, taxes or other liabilities. It is management’s intention to distribute these proceeds to the Company’s shareholders and optionholders and, following or in connection with such distribution, to dissolve and wind-up the business and affairs of the Company.

If the transaction closes, shareholders and optionholders, net of the option exercise price, are expected to receive approximately US$0.75 per share, subject to any indemnification claims or certain post-closing adjustments. Ninety (90) percent of the proceeds, or approximately US$0.675 per share, is expected to be disbursed to shareholders and optionholders shortly after closing. After a forty-five (45) day period for any indemnification claims or post-closing adjustments has elapsed, the balance of the proceeds of up to approximately US$0.075 in total per share would be disbursed. This period may be extended if an agreement to the adjustments has not been reached by the end of the forty-five (45) day period. The transaction is subject to certain conditions, including receipt of regulatory approval and approval from the Company’s shareholders.

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company may terminate the Disposition Agreement in the event that it receives a proposal from a third party that has a value to the Company’s shareholders in excess of US$8 million, in which case the Company is to pay Chemcraft a fee of US$250,000. Chemcraft has a right to match a better offer within a limited time of their being informed of the offer. In certain circumstances, Chemcraft is to pay the Company a fee of US$200,000 if Chemcraft terminates the Disposition Agreement.

3.	Inventories

Inventories consist of the following:

	September 30,	March 31,
	2003	2003

Raw materials and supplies	$914,623	$887,160
Finished goods	691,435	620,337
Less allowance for slow-moving inventory	(233,453)	(242,261)

	$1,372,605	$1,265,236

4.	The Economic Value Added Compensation Program (The EVA Plan)

The Economic Value Added Compensation Program (the “EVA Plan”) is an annual and long-term incentive compensation program, first effective during the 1999 fiscal year, which provides all eligible officers, directors, consultants and employees of the Company with allocation of stock options based upon the achievement by the Company of specified financial performance goals.

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

The Bonus Bank Balance is paid to a participant in cash upon the occurrence of any of the following events: (1) retirement of a participant at the age of 55 or older; (2) the termination or suspension of the plan for a period of more than 90 days; or (3) upon the purchase of 45% or more by a person or group, as defined, of the voting stock of the Company. At September 30, 2003, the Bonus Bank Balance for all participants amounted to approximately $299,000. If the transactions contemplated by the Disposition Agreement described above in Note 2 are consummated, it is currently anticipated that the Bonus Bank

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Balance for all participants will be paid in full in cash at the closing of such transactions. Such payment will not impact the proceeds available for distribution to shareholders pursuant to the Disposition Agreement.

5.	Earnings Per Share (“EPS”)

The Company’s basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of outstanding common shares. The diluted EPS amounts are the same as the basic EPS for all periods presented due to rounding. At September 30, 2003, there were options for 580,021 shares that were dilutive and included in the diluted EPS. At September 30, 2003, there were options for 105,983 shares that could potentially dilute basic EPS in the future.

6.	Common Stock

During the six month period ended September 30, 2003, the Company issued 68,065 shares of its common stock on the exercise of stock options at an exercise price of $0.26 (Cdn $0.40) per share.

7.	Stock Options

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

On August 15, 2002, 2,137,499 outstanding stock options and warrants granted to employees, officers, consultants and directors, with exercise prices between $.78 and $.53 per share, were reissued and repriced into options to purchase 816,719 shares at an exercise price of $0.26 (Cdn$0.40) per share. The repriced options are being accounted for as variable from August 15, 2002 to the date the options are exercised, forfeited, or expire unexercised. During the six month period ended September 30, 2003, compensation expense of approximately $367,000 has been recorded in connection with these options.

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

Polymer Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

8.	Commitments and Contingencies

The Company is subject to various claims in the normal course of business. Management believes these liabilities, if any, will not materially affect the Company’s financial position, results of operations or cash flows.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 30, 2003

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

RESULTS OF OPERATIONS

Sales revenues increased 2% to $3,994,284 for the three months ended September 30, 2003, compared to the same prior year period. This net increase reflects a decrease in water-based product sales volume of 16% offset by an increase in solvent-based product of 12% together with a 3% decrease in average water-based product sales prices and a 2% increase in average solvent-based product sales prices. Changes in our product sales mix are normal and we expect such related revenue fluctuations. Overall, our shipment volume is increasing, despite a challenging economy. Similarly, sales revenues for the six months ended September 30, 2003 increased 2% to $7,772,511 compared to the same prior year period.

Gross profit for the second quarter decreased 3% to $1,119,695 from $1,156,805 for the comparable period last year due to the above mentioned sales volume, price, and mix changes. For the six months ended September 30, 2003 gross profit decreased 8% to $2,071,449 compared to $2,261,036 in the same prior year period due to an increase in raw material costs and shipping costs, and a decrease in price for water based product. Raw material costs for water-based products increased 4%, and for solvent based products increased 7%. Gross margin (gross profit as a percentage of sales revenue) for the second quarter decreased to 28% from 30% for the comparable period last year. For the six months ended September 30, 2003 gross margin decreased to 27% from 30% compared to the same prior year period.

Marketing and sales expense for the three months ended September 30, 2003 totaled $367,441, an increase of 28% from $286,656 in the comparable prior year period. For the six months ended September 30, 2003 marketing and sales expense totaled $670,841, an increase of 18% from $570,638 in the comparable prior year period. These increases are primarily due to the second quarter hiring of two new salesmen to further our sales expansion in Central California. Additionally, we incurred increased rent expense due to the replacement of our South El Monte customer service and satellite storage during the second quarter with a new, expanded facility in Ontario, California to better serve our customer needs in Southern California markets.

General and administrative expenses for the three months ended September 30, 2003 were $663,440 versus $452,915 for the same prior year period. For the six months ended September 30, 2003 general and administrative expenses were $1,232,020, versus $866,135 for the same prior year period. The increases are primarily due to variable option based compensation expenses of approximately $200,000 for the three months ended September 30, 2003, and approximately $367,000 for the six months ended September 30, 2003 being incurred, due to the Company’s increased share value. Such expenses have no impact on the Company’s cash flow.

Research and development expenses were $172,381 for the three months ended September 30, 2003, versus $138,658 for the same prior year period, reflecting a 24% increase. For the six months ended September 30, 2003 research and development costs were $338,897, versus $280,708 for the same prior year period, reflecting a 21% increase. These increases are equally due to additional lab employees and Volatile Organic Compound testing for the UNICOR government contract.

Interest expense totaled $1,477 for the three months ended September 30, 2003 compared to $6,510 in the same prior year period reflecting a 77% decrease resulting from the pay down of capital lease obligations. For the six months ended September 30, 2003 interest expense totaled $3,662 compared to $14,439 in the same prior year period reflecting a 75% decrease, also due to the pay down of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had $1,051,425 in cash compared to $1,165,031 at the end of fiscal 2003. Cash flow used in operating activities totaled $27,255 for the first half of fiscal year 2003, versus cash provided by operations of $426,419 in the comparable prior year period. This is primarily due to the net loss and an increase in accounts receivable, increase in prepaids, and a decrease in payroll related and commissions payable.

Capital expenditures were $65,937 in the six months ended September 30, 2003 compared to $126,533 for the same period a year ago. There were no cash payments for repurchase of stock during the second quarter versus $66,400 in the comparable prior year-end.

The Company had a positive working capital of $3,435,924 at September 30, 2003, versus $3,265,806 at March 31, 2003. The current ratio at September 30, 2003 was 3.4:1 compared with 3.5:1 for the fiscal 2003 year end ratio.

OUTLOOK

On October 29, 2003 the Company entered into a Disposition Agreement (the “Disposition Agreement”) with Chemcraft Holdings Corporation (“Chemcraft”) whereby Chemcraft would acquire 100% of the issued and outstanding stock of Alternative Materials Technology (AMT), held by AMT Environmental Products, Inc., the Company’s wholly-owned subsidiary. AMT represents substantially all of the Company’s assets.

Pursuant to the Disposition Agreement, the Company would receive approximately US$7.5 million in cash proceeds net of transaction expenses, taxes or other liabilities. It is management’s intention to distribute these proceeds to the Company’s shareholders and optionholders and, following or in connection with such distribution, to dissolve and wind-up the business and affairs of the Company.

If the transaction closes, shareholders and optionholders, net of the option exercise price, are expected to receive approximately US$0.75 per share, subject to any indemnification claims or certain post-closing adjustments. Ninety (90) percent of the proceeds, or approximately US$0.675 per share, is expected to be disbursed to shareholders and optionholders shortly after closing. After a forty-five (45) day period for any indemnification claims or post-closing adjustments has elapsed, the balance of the proceeds of up to approximately US$0.075 in total per share would be disbursed. This period may be extended if an agreement to the adjustments has not been reached by the end of the forty-five (45) day period. The transaction is subject to certain conditions, including receipt of regulatory approval and approval from the Company’s shareholders.

The Company may terminate the Disposition Agreement in the event that it receives a proposal from a third party that has a value to the Company’s shareholders in excess of US$8 million, in which case the Company is to pay Chemcraft a fee of US$250,000. Chemcraft has a right to match a better offer within a limited time of their being informed of the offer. In certain circumstances, Chemcraft is to pay the Company a fee of US$200,000 if Chemcraft terminates the Disposition Agreement.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 on Form 10-K filed with the Company’s Annual Report for the year ended March 31, 2003.

DESCRIPTION OF NEVADA LAW

Nevada’s “Combination with Interested Stockholders Statute,” Nevada Revised Statutes 78.411-78.444, which applies to Nevada corporations having at least 200 stockholders of record and a class of voting shares registered with the Securities and Exchange Commission under Section 12 of the Act (unless the corporation has otherwise effectively opted-out of the provisions of the statutes), prohibits an “interested stockholder” from entering into a “combination” with the corporation, unless certain conditions are met. A “combination” includes (a) any merger with an “interested stockholder,” or any other corporation which is or after the merger would be, an affiliate or associate of the interested stockholder, (b) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of assets, in one transaction or a series of transactions, to an “interested stockholder,” having (i) an aggregate market value equal to 5% or more of the aggregate market value of the corporation’s assets; (ii) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation; or (iii) representing 10% or more of the earning power or net income of the corporation, (c) any issuance or transfer of shares of the corporation or its subsidiaries, to the “interested stockholder,” having an aggregate market value equal to 5% or more of the aggregate market value of all the outstanding shares of the corporation, (d) the adoption of any plan or proposal for the liquidation a dissolution of the corporation proposed by the “interested stockholder,” (e) certain transactions which would result in increasing the proportionate share of shares of the corporation owned by the “interested stockholder,” or (f) the receipt of benefits, except proportionately as a stockholder, of any loans, advances or other financial benefits by an “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior three years, did beneficially own) 10% or more of the corporation’s voting stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk arising from changes in interest rates. Our primary interest rate risk results from changes in the prime rate, which is used to determine the interest rate applicable to the term loans under our credit facility. At September 30, 2003, there were no borrowings under the credit facility. Exposure would increase accordingly should we begin borrowing during fiscal year 2004.

We have minimal operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and we do not maintain material funds in foreign currency beyond those necessary for operations.

Item 4.     Controls and Procedures.

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 2.	Changes in Securities and Use of Proceeds
During the quarter ending September 30, 2003, the Company issued 9,857 shares of its common stock on the exercise of stock options at an exercise price of $0.26 (Cdn $0.40) per share.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Securities Holders
The Annual Meeting of Stockholders was held August 14, 2003 in Vancouver, British Columbia, Canada. At such meeting, 9,252,192 shares were entitled to vote of which 4,880,312 shares were voted or 52.75%. The following proposals were adopted by the margins indicated.

1)	The election of the following directors who will serve for a term ending upon the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:

	Number of Shares

	For	Withheld

Edmison, J. Kelly	4,824,875	55,437
Ellis, Gordon L	4,770,797	115,982
Flanagan, E. Laughlin	4,027,804	254,559
Habib, Gerald A	4,741,742	138,570
Jones, Darryl F	4,844,319	35,993
Maligie, William A	4,764,330	115,982
Silbernagel, Stephen H	4,844,330	35,982
Sutherland, John J	4,824,847	55,465

2)	The selection of PricewaterhouseCoopers, LLP, Sacramento, California to continue as the auditors of Polymer Solutions, Inc., was approved by the following vote: For — 4,738,035; Withheld — 142,277.

Item 5.     Other Information

On October 29, 2003 we entered into a Disposition Agreement (the “Disposition Agreement”) with Chemcraft Holdings Corporation whereby Chemcraft would acquire 100% of the issued and outstanding stock of Alternative Materials Technology (AMT), held by AMT Environmental Products, Inc., the Company’s wholly-owned subsidiary. AMT represents substantially all of the Company’s assets.

Pursuant to the Disposition Agreement, the Company would receive approximately US$7.5 million in cash proceeds net of transaction expenses, taxes or other liabilities. It is management’s intention to distribute these proceeds to the Company’s shareholders and optionholders and, following or in connection with such distribution, to dissolve and wind-up the business and affairs of the Company.

If the transaction closes, shareholders and optionholders, net of the option exercise price, are expected to receive approximately US$0.75 per share, subject to any indemnification claims or certain post-closing adjustments. Ninety (90) percent of the proceeds, or approximately US$0.675 per share, is expected to be disbursed to shareholders and optionholders shortly after closing. After a forty-five (45) day period for any indemnification claims or post-closing adjustments has elapsed, the balance of the proceeds of up to approximately US$0.075 in total per share would be disbursed. This period may be extended if an agreement to the adjustments has not been reached by the end of the forty-five (45) day period. The transaction is subject to certain conditions, including receipt of regulatory approval and approval from the Company’s shareholders.

The Company may terminate the Disposition Agreement in the event that it receives a proposal from a third party that has a value to the Company’s shareholders in excess of US$8 million, in which case the Company is to pay Chemcraft a fee of US$250,000. Chemcraft has a right to match a better offer within a limited time of their being informed of the offer. In certain circumstances, Chemcraft is to pay the Company a fee of US$200,000 if Chemcraft terminates the Disposition Agreement.

Item 6.     Exhibits and Reports on Form 8-K

a)   List of Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Certification of E. Laughlin Flanagan, President and Chief Executive Officer of Polymer Solutions, Inc, pursuant to Rule 13a-14(a) under the Securities Act of 1934.

31.2	Certification of Charlene Bellante, Corporate Controller, Assistant Secretary/Treasurer of Polymer Solutions, Inc., pursuant to Rule 13a-14(a) under the Securities Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[ 1 ]	Incorporated by reference to the exhibit of the same number filed with the Form 10-K for the year ended March 31, 2003.

b)	Reports on Form 8-K:

1)	On July 22, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company had received a letter of intent from an arms length third party relating to the purchase of all of the Company’s outstanding shares.

2)	On August 4, 2003 a report on Form 8K was filed with the Securities and Exchange Commission announcing the earnings for the quarter ending June 30, 2003.

3)	On August 7, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company has entered into a letter of intent with Chemcraft Holdings Inc., a North Carolina corporation, pursuant to which Chemcraft would acquire 100% of the issued and outstanding stock of Polymer Solutions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER SOLUTIONS, INC. (Registrant)

Dated: November 13, 2003	By:	/s/ E. Laughlin Flanagan

E. Laughlin Flanagan, Chief Executive Officer and President

	By:	/s/ Charlene Bellante

Charlene Bellante, Corporate Controller (Principal Financial and Accounting Officer)